Form 10-Q
period 2000-03-31
SNOWBALL COM INC
filed 2000-05-15
CIK 1101547

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the Quarterly Period Ended March 31, 2000

                                      or

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

              For the transition period from _______ to ________

                       Commission File Number  000-29121

                              SNOWBALL.COM, INC.
            (Exact name of registrant as specified in its charter)

            DELAWARE                                      94-3316902
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

      250 EXECUTIVE PARK BOULEVARD, SUITE 4000, SAN FRANCISCO, CA 94134
             (Address of principal executive offices) (Zip Code)

                                (415) 508-2000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).
Yes  X   No ___
    ---
Indicate by check mark whether the registrant has been subject to such filing
requirements for the past 90 days.   Yes ___   No  X
                                                  ---

The number of shares of the registrant's common stock outstanding as of May 1, 2000 was 37,576,400.

                              SNOWBALL.COM, INC.

                                                                        Page No.
Part I.  Financial Information

   Item 1. Condensed Consolidated Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets as of
           December 31, 1999 and March 31, 2000                               3

           Condensed Consolidated Statements of Operations for
           the Three Months Ended March 31, 1999 and 2000                     4

           Condensed Consolidated Statements of Cash Flows for
           the Three Months Ended March 31, 1999 and 2000                     5

           Notes to Condensed Consolidated Financial Statements               6

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                9

   Item 3. Quantitative and Qualitative Disclosures About Market Risk        24

Part II. Other Information

   Item 1. Legal Proceedings                                                 24

   Item 2. Changes in Securities and Use of Proceeds                         24

   Item 3. Defaults Upon Senior Securities                                   26

   Item 4. Submission of Matters to a Vote of Security Holders               26

   Item 5. Other Information                                                 26

   Item 6. Exhibits and Reports on Form 8-K                                  26

Signatures                                                                   27

                              SNOWBALL.COM, INC.

PART I - FINANCIAL INFORMATION
         ---------------------

Item 1.  Condensed Consolidated Financial Statements (unaudited)
         -------------------------------------------------------

A.    Condensed Consolidated Balance Sheets (unaudited)
      -------------------------------------------------
      (In thousands, except share amounts)

                                                                                 March 31,                  December 31,
                                                                                   2000                         1999
                                                                            ----------------              ----------------
 ASSETS
 Current Assets
       Cash and cash equivalents                                             $     84,669                    $    25,489
       Short-term investments                                                       6,111                          8,000
       Accounts receivable, net                                                     3,601                          2,560
       Prepaid expenses and other current assets                                    4,452                          2,235
                                                                          ---------------               ----------------
            Total current assets                                                   98,833                         38,284

       Goodwill and intangible assets, net                                          7,800                          3,355
       Fixed assets, net                                                            5,168                          4,368
       Other assets                                                                   664                            711
                                                                          ---------------                ---------------
            Total assets                                                     $    112,465                    $    46,718
                                                                          ===============                ===============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
       Accounts payable                                                      $      9,368                    $     4,757
       Accrued liabilities and other                                                5,475                          3,081
       Deferred revenue                                                             1,370                            702
       Notes and loan payable                                                      12,400                            400
       Current equipment financing obligations                                      1,564                          1,081
                                                                          ---------------                ---------------
            Total current liabilities                                              30,177                         10,021

 Long-term equipment financing obligations                                          2,741                          2,036

 Stockholders' Equity
       Common stock, $0.001 par value:
         Authorized:    1999 - 37,500,000 shares
                        2000 - 100,000,000 shares
         Outstanding:   1999 - 5,585,500 shares
                        2000 - 37,567,300 shares                                       38                              6
       Convertible preferred stock, $0.001 par value, issuable in series
         20,000,000 shares authorized at December 31, 1999                              -                             18
       Additional paid-in capital                                                 153,919                         88,662
       Other stockholders' equity                                                 (12,721)                       (14,264)
       Accumulated deficit                                                        (61,689)                       (39,761)
                                                                          ---------------                ---------------
            Total stockholders' equity                                             79,547                         34,661
                                                                          ---------------                ---------------
            Total liabilities and stockholders' equity                       $    112,465                    $    46,718
                                                                          ===============                ===============

See notes to condensed consolidated financial statements.

                       SNOWBALL.COM, INC.

B.    Condensed Consolidated Statements of Operations (unaudited)
      -----------------------------------------------------------
      (In thousands, except per share amounts)

                                                                                       Three Months Ended March 31,
                                                                                     2000                      1999
                                                                                ---------------           ---------------
Revenue                                                                           $       4,591               $       898
Cost of revenue                                                                           2,531                       591
                                                                                ---------------           ---------------
       Gross margin                                                                       2,060                       307

Operating expenses:
      Production and content                                                              3,570                       853
      Engineering and development                                                         2,525                       417
      Sales and marketing                                                                13,119                       656
      General and administrative                                                          1,886                       894
      Stock-based compensation (1)                                                        1,954                         -
      Amortization of goodwill and intangible assets                                        738                         -
                                                                                ---------------           ---------------
           Total operating expenses                                                      23,792                     2,820
                                                                                ---------------           ---------------

Loss from operations                                                                    (21,732)                   (2,513)
Interest and other income (expense), net                                                   (196)                      (25)
                                                                                ---------------           ---------------
Net Loss                                                                          $     (21,928)              $    (2,538)
                                                                                ===============           ===============

Net Loss Per Share - Basic and Diluted                                           $       (5.56)              $    (24.64)
                                                                                ===============           ===============
Shares used in per share calculation                                                      3,943                       103
                                                                                ===============           ===============
Pro Forma Net Loss Per Share - Basic and Diluted                                         $(0.80)              $     (0.26)
                                                                                ===============           ===============
Shares used in pro forma per share calculation                                           27,250                     9,900
                                                                                ===============           ===============

/(1)/   Stock-based compensation relates to the following in 2000:
        Cost of revenue                                                           $           5
        Production and content                                                              371
        Engineering and development                                                         239
        Sales and marketing                                                                 535
        General and administrative                                                          804
                                                                                ---------------
            Total                                                                 $       1,954
                                                                                ===============


See notes to condensed consolidated financial statements.

                           SNOWBALL.COM, INC.

C.    Condensed Consolidated Statements of Cash Flows (unaudited)
      -----------------------------------------------------------
      (In thousands)

                                                                               Three Months Ended March 31,
                                                                                2000                    1999
                                                                          ------------------      ----------------
Cash Flows from Operations
      Net loss                                                              $   (21,928)           $    (2,538)
      Reconciliation to net cash used in operations:
         Depreciation and amortization                                            1,491                     18
         Stock-based compensation                                                 1,954                      -
         Charitable contribution of common stock                                  1,000                      -
         Other noncash expenses                                                     179                     (1)
         Changes in assets and liabilities:
            Accounts receivable                                                  (1,188)                    (5)
            Prepaid expenses and other assets                                    (2,216)                  (155)
            Accounts payable and accrued liabilities                              7,005                  1,569
            Deferred revenue                                                        668                    286
                                                                      -----------------        ---------------
Net cash used in operating activities                                           (13,035)                  (826)
                                                                      -----------------        ---------------
Cash Flows from Investment Activities
      Decrease in short-term investments                                          1,889                      -
      Acquisition of goodwill and intangible assets                              (4,850)                     -
      Purchases of fixed assets                                                  (1,552)                  (669)
                                                                      -----------------        ---------------
Net cash used in investment activities                                           (4,513)                  (669)
                                                                      -----------------        ---------------
Cash Flows from Financing Activities
      Proceeds from issuance of common stock related
         to initial public offering, net                                         62,033                      -
      Proceeds from issuance of common stock and preferred stock                  1,507                  2,350
      Proceeds from equipment financing obligations                               1,526                      -
      Payment of equipment financing obligations                                   (338)                     -
      Proceeds from borrowings                                                   12,000                      -
                                                                      -----------------        ---------------
Net cash provided by financing activities                                        76,728                  2,350
                                                                      -----------------        ---------------
Net increase in cash and cash equivalents                                        59,180                    855
Cash and cash equivalents at beginning of period                                 25,489                      -
                                                                      ------------------       ---------------
Cash and cash equivalents at end of period                                  $    84,669            $       855
                                                                      ==================       ===============

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)
----------------------------------------------------------------

1.   FINANCIAL STATEMENT PRESENTATION

     The condensed consolidated financial statements include Snowball.com, Inc. and its wholly-owned subsidiaries ("Snowball" or collectively the "Company") after elimination of intercompany amounts.

     The information furnished in this report reflects all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods. Results of operations for interim periods are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, which include information as to significant accounting policies, included in the Company's Registration Statement on Form S-1 (Registration No. 333-93487) declared effective by the Securities and Exchange Commission on March 20, 2000.

2.   THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

     Snowball is an Internet company that operates a network of destination websites for Generation i and the companies that want to reach them. For these web-centric young adults, Snowball provides current content, relevant services such as email and instant messaging, a forum for interacting with one another and carefully selected merchandise. In addition to creating original content, we expand the breadth and depth of our content offerings by adding affiliated web sites to our network. While allowing us to build our traffic and brand rapidly, this network model also allows Snowball to realize revenue in a variety of ways; through traditional online advertising and sponsorships, and by providing customer acquisition and audience development services to companies that target Generation i. We organize both our own web sites and affiliated web sites around networks that target different segments of Generation i, providing a demographic and lifestyle targeting mechanism for our marketing customers.

     Revenue Recognition

     Revenue is derived principally from short-term contracts for banner advertisements, buttons and textlinks. Advertising revenue is recognized at the lesser of the straight-line basis over the term of the contract or the ratio of impressions delivered over total committed impressions, provided that we do not have any significant remaining obligations and collection of the resulting receivable is probable. To the extent that minimum committed impression levels or other obligations are not met, we defer recognition of the corresponding revenue until such levels are achieved.

     Revenue also includes fees from sponsorship, fixed slotting fees, variable lead generation, commerce partnerships and other marketing programs under contracts in which we commit to provide our business customers with promotional opportunities in addition to traditional banner advertising. We generally receive a fixed fee plus incremental payments for lead generation, customer delivery or traffic driven to the commerce partner's site. Revenue that includes delivery of various types of impressions is recognized based on the lesser of the straight-line basis over the term of the contract or the ratio of average impressions delivered over the average total guaranteed

                              SNOWBALL.COM, INC.

     impressions. The portion of any up-front nonrefundable fee specified in the contract related to the up-front design work is also recognized at the lesser of the straight-line basis over the term of the contract or the ratio of average impressions delivered over the average total guaranteed impressions.

3.   ACQUISITIONS

     On February 16, 2000, Snowball signed an asset purchase agreement to acquire all of the assets of GameSages, an Internet content provider, in exchange for approximately $4.8 million in cash (of which $500,000 was placed in escrow to secure certain obligations). The financial results of this entity were insignificant and, therefore, no pro forma information reflecting this acquisition has been presented.

4.   STOCK OPTIONS

     In the three month period ended March 31, 2000, options to purchase 3,008,000 shares of common stock were granted to employees. These options will become exercisable over a period of four to five years from the date of grant. The exercise price of these options were between $8.50 and $11.00 per share. The total compensation expense associated with the granting of these options is $1.4 million. This amount has been included as a reduction in stockholders' equity and will be charged to expense in accordance with the vesting provisions of these options as the employee services are performed.

5.   NET LOSS PER SHARE

     Basic and diluted net loss per share are presented in conformity with Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," for all periods presented.

     Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued or granted for nominal consideration prior to the effective date of the initial public offering must be included in the calculation of basic and diluted pro forma net income (loss) per common share as if they had been outstanding for all periods presented.

     In accordance with SFAS No. 128, basic and diluted net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Basic and diluted pro forma net loss per share, as presented in the condensed consolidated statements of operations, have been computed as described above and also give effect the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance.

     The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per common share (in thousands, except per share data):

                              SNOWBALL.COM, INC.

                                                                       Three months ended March 31,
                                                                             2000        1999
                                                                       ------------    ------------
       Net loss                                                        $    (21,928)   $    (2,538)

       Basic and diluted:
        Weighted average shares of common stock outstanding                   8,445          1,736
        Less: weighted average shares subject to repurchase                  (4,502)        (1,633)
                                                                       ------------    -----------
        Weighted average shares used in computing
         basic and diluted net loss per share                                 3,943            103
                                                                       ------------    -----------
       Basic and diluted net loss per share                            $      (5.56)   $    (24.64)
                                                                       ============    ===========
       Pro forma:
        Shares used in the above                                              3,943            103
        Pro forma adjustment to reflect weighted effect of assumed
         conversion of convertible preferred stock                           23,307          9,797
                                                                       ------------    -----------
        Shares used in computing pro forma basic
         and diluted net loss per share                                      27,250          9,900
                                                                       ------------    -----------
       Pro forma basic and diluted net loss per share                  $      (0.80)   $     (0.26)
                                                                       ============    ===========

6.   INITIAL PUBLIC OFFERING

     In March 2000, the Company completed its initial public offering of 6,250,000 shares of common stock and realized proceeds, net of underwriting discounts, commission and issuance costs, of approximately $62 million.

7.   COMPREHENSIVE INCOME

     The Company has adopted SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive loss and its components in the financial statements. To date, Snowball's comprehensive loss has equaled its net loss.

8.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. Snowball does not currently hold any derivatives and does not expect this pronouncement to materially impact the results of its operations.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A to defer for one quarter the effective date of implementation of SAB No. 101 with earlier application encouraged. The Company is required to adopt SAB 101 in the second quarter of fiscal 2000. Snowball believes that its current revenue recognition principles comply with SAB 101.

                              SNOWBALL.COM, INC.

Item 2  Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Registration Statement on Form S-1 (Registration No. 333-93487) and our condensed consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed below and elsewhere in this report.

                                   Overview

     From our inception in January 1997 through December 1998, we operated as an independent division of Imagine Media, Inc. During this period, we focused our operating activities primarily on the creation of our IGN, ChickClick and PowerStudents networks, the development of relationships with web content partners or "affiliates" to expand our content and community offerings and the generation of revenue from advertising sales. The Company was incorporated as a separate entity in January 1999.

     In addition to the creation of our own web site content, our relationships with our affiliates are an important part of our business model. By adding new affiliates to our networks, we are able to gain new content and to increase the consolidated page views of our networks rapidly. We typically enter into agreements with affiliates for periods of between six months and five years under which we offer affiliates revenue opportunities and a package of integrated marketing services and support in exchange for the integration of their site and audience into our network and the use of their site for advertising, promotions and sponsorships. Typically, we pay affiliates a portion of the revenue generated from advertising, promotions and sponsorships run on their pages and in some cases we pay minimum guaranteed payments.

     Since our inception, we have acquired several of our affiliates. We anticipate that we may acquire additional affiliates and selected assets of affiliates in the future.

     Our operating activities to date have been focused on developing the quality of our content and services; expanding our audience and the usage of our services; establishing relationships with users, affiliates and the companies who want to reach this large web-centric audience; building sales momentum and marketing our networks and Snowball brands; developing our computer software and hardware infrastructure; recruiting personnel; and raising capital.

     To date, we have derived revenue principally from short-term contracts for banner advertisements, buttons and textlinks. Under these contracts, we provide advertisers with a number of "impressions," or a number of times a user will view their advertisements, for which we receive a fee. Advertising revenue is recognized at the lesser of the straight-line basis over the term of the contract or the ratio of impressions delivered over total committed impressions, provided that we do not have any significant remaining obligations and collection of the resulting receivable is probable. To the

                              SNOWBALL.COM, INC.

extent that minimum committed impression levels or other obligations are not met, we defer recognition of the corresponding revenue until such levels are achieved.

     Revenue also includes fees from sponsorship, fixed slotting fees, variable lead generation, commerce partnerships and other marketing programs under contracts in which we commit to provide our business customers with promotional opportunities in addition to traditional banner advertising. These agreements typically provide for the delivery of advertising impressions on our web sites, exclusive placement on our networks, special content and promotional offers, the design and development of customized sites to enhance the promotional objectives of the advertiser or commerce partner. We generally receive a fixed fee plus incremental payments for lead generation, customer delivery or traffic driven to the commerce partner's site. Revenue that includes delivery of various types of impressions is recognized based on the lesser of the straight-line basis over the term of the contract or the ratio of average impressions delivered over the average total guaranteed impressions. The portion of any up-front nonrefundable fee specified in the contract related to the up-front design work is also recognized at the lesser of the straight-line basis over the term of the contract or the ratio of average impressions delivered over the average total guaranteed impressions.

     Revenue has increased each year since our inception, although we have never been profitable. We cannot assure you that our revenue will continue to grow or that we will ever achieve or maintain profitability. We anticipate that we will incur additional operating losses at least through 2001.

                             Results of Operations

Revenue
Revenue was $4.6 million and $0.9 million for the three months ended March 31, 2000 and 1999, respectively. Revenue during the first quarter of 2000 increased 411% due primarily to our expansion efforts in sales and marketing and increases in our available inventory of internal and affiliated pageviews compared to the same quarter of 1999, our first operating quarter as a corporation.

Cost of Revenue
Cost of revenue consists primarily of expenses related to operating Company-owned web sites, guaranteed payment or the portion of revenue owed to the affiliates for advertising and marketing placed on their web sites, and the costs and license fees of content and community tools. As a result of expanding our web site operations, cost of revenue increased to $2.5 million during the first quarter of 2000 compared to $0.6 million in the prior year period. At March 31, 2000, we had 236 affiliates compared to 99 at March 31, 1999. Accordingly, hosting costs and payments to affiliates increased during this period. Gross margin improved to 45% for the first quarter in 2000 compared to 34% in 1999 due primarily to the increase in total revenues and the mix of advertisements and marketing programs placed on our web sites compared to those placed on affiliate web sites. These costs are expected to vary from period to period as we acquire an affiliate or selected sites from an affiliate or as we expand the portion of our total sites that are represented by affiliates versus those that we own and operate directly.

Operating Expenses
We categorize operating expenses into production and content, engineering and development, sales and marketing, general and administrative, stock-based

                              SNOWBALL.COM, INC.

compensation and amortization of goodwill and intangible assets. Operating expenses in all categories increased as a result of our growth from approximately 60 employees at March 31, 1999 to 380 employees at March 31, 2000 and increases in our marketing and advertising expenses. Additionally, this increase is attributable primarily to increases in personnel and outside consulting cost, and increases in rent and facilities expenses for expanding our principal office space in San Francisco and opening new offices in Los Angeles and New York. Costs may increase due to our expected growth of the business, relocation of our principal offices in the second half of 2000, and additional legal, accounting and filing costs associated with operations as a public company.

Production and Content: Costs increased to $3.6 million in the first quarter of 2000 compared to $0.9 million in the prior year period, primarily as a result of expanding our editorial, artistic and production staff; payments to additional freelance writers and artist; and telecommunications and computer-related expenses for the creation of content for our web sites.

Engineering and Development: Expenses increased to $2.5 million during the three months ended March 31, 2000 from $0.4 million during the similar period of the prior year. The increase is primarily due to additional personnel, consulting and recruiting fees associated with expanding our development and programming efforts and depreciation expense associated with the increase in capital equipment.

Sales and Marketing: Expenses consist primarily of personnel and related costs for our direct sales force and marketing staff. In addition, these expenses include the cost of marketing programs such as advertisements, trade shows, promotional activities and media events. Sales and marketing expenses increased to $13.1 million for the three months ended March 31, 2000 compared to $0.7 million for the prior year period. The increase resulted from costs associated with increasing the sales and marketing staff as well as increases in our advertising, marketing and branding activities. Beginning March 2000 and continuing through May 2000, we also conducted a national television and radio advertising campaign to increase awareness of the Company among our target audience and customers.

We may increase our sales and marketing expenses in future periods. There can be no assurances that these efforts will increase traffic to our web site or increase revenue.

General and administrative: Expenses increased to $1.9 million for the first quarter of 2000 compared to $0.9 million in the first quarter of 1999. Additionally, included in the first quarter of 2000 was a one-time non-cash contribution of 100,000 shares of our common stock with an estimated fair value of $1 million to a charitable foundation. The first quarter of 1999 included a one-time charge of $0.6 million related to assets transferred from Imagine Media.

Stock-based compensation: We recognized $2 million of stock-based compensation expense for the three months ending March 31, 2000. This amount represents the amortization of the difference between the exercise price and the deemed fair value of our common stock on the grant date. At March 31, 2000, we had $9.7 million to be amortized over the remaining vesting period, generally four years. No amount was recognized during the first quarter of 1999. We did not grant any options prior to our incorporation in January 1999.

                              SNOWBALL.COM, INC.

Amortization of intangible assets: For the three months ended March 31, 2000 amortization expenses of $0.7 million includes expenses associated with the 1999 acquisition of Extreme Interactive Media, Inc. and Ameritrak, Inc. and prepaid marketing and distribution rights. Additionally, in the first quarter of 2000, the Company acquired GameSages LLC, for $4.8 million in cash, which was recorded to goodwill and intangible assets. Amortization of these assets is typically over three years. No acquisitions were made during the first quarter of 1999.

                        Liquidity and Capital Resources

     Cash used by operations totaled $13 million during the first three months of 2000 compared to $0.8 million during the first three months of 1999. The increase in cash used by operations resulted primarily from increases in net losses, partially offset by increases in accounts payable and accrued liabilities. Working capital at March 31, 2000 amounted to $68.7 million, including cash and equivalents and short-term investments of $90.8 million.

     Capital expenditure increased $0.9 million to $1.6 million for the three months ended March 31, 2000 compared to the prior year period, primarily for purchases of computer equipment and software associated with the increase in personnel and increase in traffic to our web sites. Capital expenditure for the remainder of 2000 is expected to increase to more than $15 million, primarily for leasehold improvements.

     Financing activities provided cash of $76.7 million for the first quarter of 2000. In March 2000, we raised net proceeds of approximately $62 million from an initial public offering of 6,250,000 shares of our common stock. We expect to use the proceeds from this offering to fund working capital and general corporate purposes, including network expansion and content development, relocation of our offices and possible acquisitions of affiliates. Pending such uses, we have invested the net proceeds in short-term, interest-bearing, investment-grade securities. Prior to our initial public offering, we financed our operations primarily through private placements of preferred stock and borrowings under equipment lease lines and a credit facility.

     In April and October 1999, we entered into equipment lease lines of credit totaling $5 million. These credit facilities have terms of three years and bear interest at the rate of 7.5% per year. In connection with these credit facilities, we issued warrants to the lessors to purchase 31,595 shares of our common stock at $3.17 per share and 21,097 shares of our common stock at $7.11 per share. These credit facilities do not include any financial covenants. On March 24, 2000, the lessor exercised the warrants associated with these credit facilities and executed a non-cash conversion into 29,960 shares of common stock.

     In November 1999, we entered into a term loan agreement for up to an aggregate of $15.2 million. In connection with this loan agreement, we issued promissory notes, which bear interest at the rate of 11% per annum, and warrants to purchase 270,000 shares of our common stock at an exercise price of $8.44 per share. The note holders maintained a first position lien on all of our assets, excluding fixed assets. These credit facilities do not include any financial covenants. In December 1999, $12 million of the loan was repaid and the note holders cancelled $3 million of indebtedness under the notes in exchange for shares of our Series C preferred stock at $10 per share. In February 2000,

                              SNOWBALL.COM, INC.

we borrowed $12 million, under the terms of this loan agreement. In April 2000, we repaid $12.3 million in principal, accrued interest and fees on this term loan.

     As a deposit for our facilities in Brisbane, California and New York, New York, we obtained letters of credit totaling $5.1 million, which also requires restrictions on our usage of cash for the equivalent amount.

     Our capital requirements depend on numerous factors, including market acceptance of our services, the resources we allocate to developing our networks, our marketing and selling capabilities and our brand. We have experienced substantial increases in our expenditures since our inception consistent with the growth in our operations and personnel. A significant percentage of the capital raised in our initial public offering is expected to be expensed over the next year to operate our business and to advertise and promote our brands. We will continue to evaluate possible acquisitions of, or investments in, complementary businesses, technologies, services or products. We believe that our available cash, cash equivalents and short-term investments and cash flows from operations will be sufficient to meet our anticipated needs for working capital and capital expenditures at least until the end of our fiscal year. We may need to raise additional funds, however, to fund expansion, including increases in personnel and office facilities, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire or invest in complementary businesses, technologies, services or products. In addition, to meet our liquidity needs, we may need to raise additional funds, establish additional credit facilities or seek other financing arrangements. Additional funding may not be available on favorable terms, on a timely basis or at all.

Year 2000 Compliance

     We designed our internal systems as well as our software, hardware and network architecture to be Year 2000 compliant. To date, we have not encountered any material disruption subsequent to December 31, 1999 related to the Year 2000 issue, nor have we encountered any material problems with critical third party vendors. We will continue to monitor any new issues or concerns relative to the Year 2000 issue.

                                 Risk Factors

Risks Related to Our Business

Our business model is unproven and may fail.

We have a limited operating history upon which you can evaluate our business model and prospects and the merits of investing in our stock. If our business model proves to be unsuccessful, the trading price of our stock will fall. Our IGN, ChickClick and PowerStudents networks began operating as divisions of Imagine Media in March 1997, February 1998 and August 1998, respectively. We were incorporated in January 1999, and Imagine Media contributed the IGN, ChickClick and PowerStudents assets to us in February 1999. Accordingly, our prospects and the merits of investing in our stock must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as Internet content and services. In particular, we are implementing an evolving and unpredictable business model. Our business model is unproven and may fail, which could harm our business and diminish the value of your investment.

                              SNOWBALL.COM, INC.

Our quarterly revenue and operating results may fluctuate in future periods and we may fail to meet expectations, which may reduce the trading price of our common stock.

We cannot forecast our revenue and operating results with precision, particularly because our products and services are relatively new and our prospects uncertain. If revenue in a particular period does not meet expectations, it is likely that we will be unable to adjust our level of expenditures significantly for the same period. If our operating results fail to meet expectations, the trading price of our common stock would decline. We believe that period-to-period comparisons are not meaningful and are not indicative of future performance. We anticipate that the results of our operations will fluctuate significantly in the future as a result of a variety of factors, including the long sales cycle we face selling advertising and promotions, seasonal trends in Internet usage, advertising placements and e-commerce, and other factors discussed in this section. Additionally, more than half of our revenue is generated from Internet-oriented companies that may experience greater variability in advertising spending. As a result, it is likely that in some future quarters or years our results of operations will fall below the expectations of securities analysts or investors, which would cause the trading price of our common stock to decline.

We have a history of losses and expect to incur substantial net losses for the foreseeable future.

We have incurred net losses since the formation of our business in January 1997. At March 31, 2000, we had an accumulated deficit of approximately $61.7 million. We may increase our operating expenses to expand our affiliate base, develop additional networks, expand our sales and marketing operations, hire more salespersons, increase our marketing and promotional activities, develop and upgrade our technology and purchase equipment for our operations and network infrastructure. We also may incur costs relating to the acquisition of content, other businesses or technologies. We may not generate sufficient revenue to offset these expenditures. As a result, we expect to incur significant operating losses on a quarterly basis for the foreseeable future, and may never be profitable. Even if we do achieve profitability, we might not be able to sustain profitability on a quarterly or annual basis in the future.

If we fail to maintain our relationships with affiliates, or incorporate new affiliates into our networks on a timely basis, our revenue will decline.

We derive revenue primarily from advertisers who pay us to advertise on our networks because our networks attract a large number of visitors. We rely upon our affiliates to generate a significant portion of the content that attracts visitors to our networks. If we lose these affiliates and cannot replace them with affiliates having comparable traffic patterns and user demographics, or if we fail to add new affiliates to our networks on a timely basis, we will lose revenue. We could lose an affiliate if it were to:

  . terminate or fail to renew its affiliate agreement with us;
  . be acquired by or otherwise form a relationship with one of our competitors; . demand from us a greater portion of revenue derived from advertisements placed on its web sites; or
  . seek to require us to make payments for access to its web sites.

During the first quarter of 2000, the loss of affiliates did not have a significant impact on our revenue because during the same period we entered into agreements with new

                              SNOWBALL.COM, INC.

affiliates. We cannot assure you, however, that we will not lose a major affiliate in the future, which could cause our revenue to decline. We also must continue to identify potential new affiliates to ensure that we keep pace with the changing interests, styles, trends and preferences of Generation i. Web sites targeting Generation i might not continue to emerge at their current pace or at all. Moreover, we may be unable to identify potential new affiliates as they emerge or to negotiate affiliate agreements with potential new affiliates on a timely basis. In addition, we will likely face increasing competition for the content and services provided by current or potential affiliates. If we fail to continue to identify and enter agreements with potential new affiliates on a timely basis, our networks may lose their relevance to Generation i, we will lose advertising and promotional opportunities and our revenue will decline.

If our IGN network is unsuccessful, our revenue will decline substantially.

We rely upon IGN for a substantial portion of our traffic and advertising revenue. IGN is a network of web sites that provide information and entertainment to Generation i men. IGN accounted for approximately 70% of our consolidated page views in March 2000, approximately 15% of our registered users as of March 31, 2000 and a substantial portion of our revenue for the three months ended March 31, 2000. If we are unable to anticipate changes in the interests, styles, trends or preferences of the audience targeted by IGN, if we are unable to maintain our relationship with affiliates of IGN or incorporate new affiliates into the IGN network on a timely basis or if IGN otherwise loses traffic, our ability to generate advertising revenue would be impeded to an even greater extent than if any of those events occurred with respect to any of our other networks.

If our advertising, commerce partnership and marketing arrangements are terminated or are not renewed, our revenue will decline.

To date, we have derived a substantial portion of our revenue from a small number of advertising and marketing customers. We expect that this will continue during the early stages of our development and may continue indefinitely. If our arrangements with these customers are terminated or are not renewed, our revenue will decline. In addition, many of our advertising and marketing customers enter into agreements with us that have a term of less than six months, and one or more of our material advertising agreements has a six-month term. As a result, our customers could cancel these agreements, change their advertising expenditures or buy advertising from our competitors on relatively short notice and without penalty. Because we expect to derive a large portion of our future revenue from advertising and marketing arrangements, these short-term agreements expose us to competitive pressures and potentially severe fluctuations in our financial results.

If we fail to perform in accordance with the terms of our advertising agreements, we will lose revenue.

Our advertising agreements typically provide for minimum performance levels, such as click-throughs by web users or impressions. If we fail to perform in accordance with these terms, we typically have to provide free advertising to the customer until the minimum level is met, causing us to lose revenue and/or incur additional costs. In addition, we occasionally guarantee the availability of advertising space in connection with promotion arrangements and content agreements and often guarantee exclusive placement on our network for our largest customers, which precludes us from permitting certain competitors of these customers to offer products and services on our network that are similar to those offered by our exclusive customers. If we cannot fulfill the

                              SNOWBALL.COM, INC.

guarantees we make to our customers, or if we lose potential customers whose advertisements, sponsorships and promotions conflict with those of other customers, we will lose revenue and our future growth may be impeded.

If we do not continue to attract and retain users we may not be able to compete successfully for advertisers and commerce partners, which would cause our revenue to decline.

We currently derive substantially all of our revenue from advertisers and commerce partners who pay us to advertise on our networks, and our business model depends in part on increasing the amount of this revenue. The market for advertising revenue is highly competitive. We must continue to attract and retain users to compete successfully for advertising revenue. If we fail to attract and retain more users, our revenue will decline. Many of our current competitors, as well as a number of potential new competitors, have significantly greater editorial, financial, technical, marketing, sales and other resources than we do. Our competitors may develop content and service offerings that are superior to ours or achieve greater market acceptance than ours. Moreover, if our content and service offerings fail to achieve success in the short term, we could suffer an insurmountable loss in market share and brand acceptance.

Technical problems with either our internal or our outsourced computer and communications systems could interrupt our service, resulting in decreased customer satisfaction, the possible loss of users and advertisers and a decline in revenue.

Our operations depend on our ability to maintain our computer systems and equipment in effective working order. Our web sites must accommodate a high volume of traffic and deliver frequently updated information. Any sustained or repeated system failure or interruption would reduce the attractiveness of our web sites to customers and advertisers and could cause us to lose users and advertisers to our competitors. This would cause our revenue to decline. In addition, interruptions in our systems could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the time frame we require. Unanticipated problems affecting our systems have caused from time to time in the past, and could cause in the future, slower response times and interruptions in our services. Our web sites reside on computer systems located in the San Francisco Bay area. Fire, earthquakes, power loss, water damage, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events, may damage our computer systems and interrupt service. Our computer system's continuing and uninterrupted performance is critical to our success. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

If we lose key personnel or are unable to hire additional qualified personnel, or if our management team is unable to perform effectively, we will not be able to implement our business strategy or operate our business effectively.

Our success depends upon the continued services of our senior management and other key personnel, many of whom would be difficult to replace. The loss of any of these individuals would adversely affect our ability to implement our business strategy and to operate our business effectively. In particular, the services of Mark Jung, our chief executive officer, would be difficult to replace. None of our officers or key employees is bound by an employment agreement, nor do we have "key person" life insurance policies covering any of these individuals. Our success also depends upon our ability to continue to attract, retain and motivate skilled employees. Competition for employees in

                              SNOWBALL.COM, INC.

our industry is intense, especially in the San Francisco Bay area. We believe that there are only a limited number of persons with the requisite skills to serve in many key positions and it is becoming increasingly difficult to hire, retain and motivate these persons. We have in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining skilled employees with appropriate qualifications. Competitors and others have in the past attempted, and may in the future attempt, to recruit our employees. We believe that we will incur increasing salaries, benefits and recruiting expenses because of the difficulty in hiring and retaining employees. Finally, our success depends on the ability of our management to perform effectively, both individually and as a group. Our management team has been working together for less than one year. Moreover, James Tolonen, who was hired as our Chief Operating Officer and Chief Financial Officer in October 1999, Richard Boyce, who was hired as our President of the Networks in March 2000, and certain other members of our management team have only recently joined us. If our management is unable to operate effectively in their respective roles or as a team, we will not be able to implement our business strategy or operate our business effectively.

Our failure to manage growth effectively could result in our inability to operate our business effectively.

We have rapidly and significantly expanded our operations and anticipate that further expansion will be required to address potential market opportunities. If we fail to manage this expansion effectively, we will be unable to operate our business effectively. Since our incorporation in January 1999 to March 31, 2000, our business grew from 44 employees to 380 employees. This rapid growth has placed, and we expect it to continue to place, a significant strain on our management, operational and financial resources. As part of this growth, we will have to implement new operational and financial systems, procedures, controls and expand, combine, or eliminate existing networks and organizational structures.

Our prospects for obtaining additional financing, if required, are uncertain and failure to obtain needed financing would limit our operations and might cause our business to fail.

Our operating history is too brief for us to know with certainty whether our cash reserves and any cash flows from operations or financing will be sufficient to fund our operations. We expect to need to raise additional funds based upon our estimates of revenue, expense, working capital and capital expenditure requirements, or if we are required to respond to unforeseen technological or marketing hurdles or if we choose to take advantage of unanticipated opportunities. If adequate funds are not available to satisfy either short- or long-term capital requirements, we might be required to limit our operations significantly and our business might fail. Additional financing might not be available when required. Our future capital requirements are dependent upon many factors, including:

  .  the rate at which we expand our sales and marketing operations;
  .  the amount and timing of fees paid to affiliates;
  . the amount and timing of leasehold improvements and capital equipment purchases;
  .  the extent to which we expand our content and service offerings;
  . the extent to which we develop and upgrade our technology and data network infrastructure;
  .  the response of competitors to our content and service offerings; and

                              SNOWBALL.COM, INC.

  .  the willingness of advertisers to become or remain our customers.

Additional financings could disadvantage our existing stockholders.

If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders would be reduced and the value of their investments might decline. In addition, any new securities issued might have rights, preferences or privileges senior to those securities held by our stockholders. If we raise additional funds through the issuance of debt, we might become subject to restrictive covenants.

If we are unable to identify or successfully integrate potential acquisitions and investments, we may not grow as planned, our expenses may increase and our management's attention may be diverted from the operation of our business.

Since our incorporation, we have acquired several businesses or the selected assets of other businesses and our growth strategy includes acquiring or making investments in complementary businesses, products, services or technologies in the future. If we are unable to identify suitable acquisition or investment candidates we will not grow as planned. Even if we do identify suitable candidates, we might not be able to make acquisitions or investments on commercially acceptable terms and on a timely basis. If we buy a business, we could have difficulty in assimilating that company's personnel, operations, products, services or technologies into ours.

We may have to litigate to protect our intellectual property rights, or to defend claims that we have infringed the rights of others, which could subject us to significant liability and be time consuming and expensive.

Our success depends significantly upon our copyrights, trademarks, service marks, trade secrets, technology and other intellectual property rights. The steps we have taken to protect our intellectual property may not be adequate and third parties may infringe or misappropriate our intellectual property. If this occurs, we may have to litigate to protect our intellectual property rights. These difficulties could disrupt our ongoing business, increase our expenses and distract our management's attention from the operation of our business. We have not applied for the registration of all of our trademarks and service marks, and effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our content, services and products are made available online. If we were prevented from using our trademarks, we would need to re-implement our web sites and rebuild our brand identity with our customers, users and affiliates. This would increase our operating expenses substantially. Companies frequently resort to litigation regarding intellectual property rights. From time to time, we have received, and we may in the future receive, notices of claims of infringement of other parties' proprietary rights. We may have to litigate to defend claims that we have infringed the intellectual properly rights of others. Any claims of this type could subject us to significant liability, be time-consuming and expensive, divert management's attention, require the change of our trademarks and the alteration of content, require us to redesign our web sites or services or require us to pay damages or enter into royalty or licensing agreements. These royalty or licensing agreements, if required, might not be available on acceptable terms or at all. If a successful claim of infringement were made against us and we could not develop non-infringing intellectual property or license the infringed or similar intellectual property on a timely and cost-effective basis, we might be unable to continue operating our business as planned.

                              SNOWBALL.COM, INC.

We have adopted anti-takeover defenses that could delay or prevent an acquisition of our company, even an acquisition that would be beneficial to our stockholders.

Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock. Issuance of the preferred stock would make it more difficult for a third party to acquire a majority of our outstanding voting stock, even if doing so would be beneficial to our stockholders. Without any further vote or action on the part of the stockholders, the board of directors has the authority to determine the price, rights, preferences, privileges and restrictions of the preferred stock. This preferred stock, if issued, might have conversion rights and other preferences that work to the disadvantage of the holders of common stock. Our certificate of incorporation, bylaws and equity compensation plans include provisions that may deter an unsolicited offer to purchase Snowball. These provisions, coupled with the provisions of the Delaware General Corporation Law, may delay or impede a merger, tender offer or proxy contest involving Snowball. Furthermore, our board of directors have been divided into three classes, only one of which will be elected each year. Directors will only be removable by the affirmative vote of at least 66 2/3% of all classes of voting stock. These factors may further delay or prevent a change of control of Snowball and may be detrimental to our stockholders.

Risks Related to Our Industry

Since our revenue is derived primarily from selling advertisements, our revenue might decline and we might not grow if advertisers do not continue or increase their usage of the Internet as an advertising medium.

In the past, we have derived, and we expect to continue to derive in the future, substantially all of our revenue from selling advertisements. However, the prospects for continued demand and market acceptance for Internet marketing solutions are uncertain. If advertisers do not continue or increase their usage of the Internet, our revenue might decline or we might not grow. Most advertising agencies and potential advertisers, particularly local advertisers, have only limited experience advertising on the Internet and may not devote a significant portion of their advertising expenditures to Internet advertising. Moreover, advertisers that have traditionally relied on other advertising media may not advertise on the Internet. In addition, advertising on the Internet is at a much earlier stage of development in international markets than it is in the United States and may not fully develop in these markets. As the Internet evolves, advertisers may find Internet advertising to be a less attractive or effective means of promoting their products and services relative to traditional methods of advertising and may not continue to allocate funds for Internet advertising. Many historical predictions by industry analysts and others concerning the growth of the Internet as a commercial medium have overstated the growth of the Internet and should not be relied upon. This growth may not occur or may occur more slowly than estimated. In addition, if a large number of Internet users use filter software programs that limit or remove advertising from the user's monitor, advertisers may choose not to advertise on the Internet. Moreover, there are no widely accepted standards for the measurement of the effectiveness of Internet advertising, and standards may not develop sufficiently to support Internet advertising as a significant advertising medium.

Our ability to implement our business strategy and our ultimate success depend on continued growth in the use of the Internet and the ability of the Internet infrastructure to support this growth.

                              SNOWBALL.COM, INC.

Our business strategy depends on continued growth in the use of the Internet and increasing the number of users who visit our networks. A decrease in the growth of web usage, particularly usage by Generation i, would impede our ability to implement our business strategy and our ultimate success. If the Internet continues to experience significant growth in the number of users, frequency of use and amount of data transmitted, the Internet infrastructure might not be able to support the demands placed on it or the performance or reliability of the Internet might be adversely affected. Web sites have experienced interruptions in service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays occur frequently in the future, Internet usage, as well as the usage of our web sites, could grow more slowly than expected or decline. Security and privacy concerns may also slow growth. Because our revenue ultimately depend upon Internet usage generally as well as on our web sites, our business may suffer as a result of retarded or declining growth.

We might have to expend significant capital or other resources to protect our networks from unauthorized access, computer viruses and other disruptive problems.

Internet and online service providers have in the past experienced, and may in the future experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. We might be required to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by such breaches. Nevertheless, security measures that we implement might be circumvented. Eliminating computer viruses and alleviating other security problems may also require interruptions, delays or cessation of service to users accessing web pages that deliver our content and services. In addition, a party who circumvents our security measures could misappropriate proprietary information or cause interruptions in our operations.

We may be sued regarding privacy concerns, subjecting us to significant liability and expense.

If third parties were able to penetrate our network security or otherwise misappropriate our users' personal information or credit card information, we could be subject to significant liability and expense. We may be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. Claims could also be based on other misuses of personal information, such as unauthorized marketing purposes. These claims could result in costly litigation. The Federal Trade Commission and state agencies have been investigating various Internet companies regarding their use of personal information. In 1998, the United States Congress enacted the Children's Online Privacy Protection Act of 1998. We depend upon collecting personal information from our customers and the regulations promulgated under this act have made it more difficult for us to collect personal information from some of our customers. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated. Furthermore, the European Union recently adopted a directive addressing data privacy that may limit the collection and use of information regarding Internet users. This directive and regulations enacted by other countries may limit our ability to target advertising or to collect and use information internationally.

Information displayed on and communication through our networks could expose us to significant liability and expense.

                              SNOWBALL.COM, INC.

We face possible liability for defamation, negligence, copyright, patent or trademark infringement and other claims, such as product or service liability, based on the nature and content of the materials published on or downloaded from our web sites. These types of claims have been brought, sometimes successfully, against Internet companies and print publications in the past, and the potential liability associated with these claims is significant. We could also be subjected to claims based upon the online content that is accessible from our web sites through links to other web sites or through content and materials that may be posted in chat rooms or bulletin boards. We do not verify the accuracy of the information supplied by third-party content providers, including affiliates. We also offer email services which may subject us to potential risks, such as liabilities or claims resulting from unsolicited email, lost or misdirected messages, illegal or fraudulent use of email or interruptions or delays in email service. The law in these areas is unclear. Accordingly, we are unable to predict the potential extent of our liability. Our insurance may not cover potential claims of this type, or may not be adequate to indemnify us for all liability that may be imposed.

Changes in regulation of domain names may result in the loss or change of our domain names, a reduction in brand awareness among our customers and a diminished ability to attract advertisers and generate revenue.

We hold various domain names relating to our networks and brands. In the United States, the National Science Foundation has appointed a limited number of entities as the current exclusive registrars for the ".com," ".net" and ".org" generic top level domains. We expect future changes in the United States to include a transition from the current system to a system controlled by a non-profit corporation and the creation of additional top level domains. Requirements for holding domain names also are expected to be affected. These changes may result in the loss or change of our domain names, a reduction in brand awareness among our customers and a diminished ability to attract advertisers and generate revenue. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. In addition, we may lose our domain names to third parties with trademarks or other proprietary rights in those names or similar names.

Future regulation of the Internet may slow its growth, resulting in decreased demand for our services and increased costs of doing business.

Although we are subject to regulations applicable to businesses generally, few laws or regulations exist that specifically regulate communications and commerce over the Internet. We expect more stringent laws and regulations relating to the Internet to be enacted due to the increasing popularity and use of the Internet and other online services. Future regulation of the Internet may slow its growth, resulting in decreased demand for our services and increased costs of doing business. New and existing laws and regulations are likely to address a variety of issues, including:

     .    user privacy and expression;
     .    taxation and pricing;
     .    the rights and safety of children;
     .    intellectual property; and
     .    information security.

                              SNOWBALL.COM, INC.

Currently we may be subject to Sections 5 and 12 of the Federal Trade Commission Act, which regulate advertising in all media, including the Internet, and require advertisers to have substantiation for advertising claims before disseminating advertisements. The Federal Trade Commission recently brought several actions charging deceptive advertising via the Internet, and is actively seeking new cases involving advertising via the Internet. We also may be subject to the provisions of the recently enacted Communications Decency Act, which, among other things, imposes substantial monetary fines and/or criminal penalties on anyone who distributes or displays certain prohibited material over the Internet or knowingly permits a telecommunications device under its control to be used for this purpose. In addition, several telecommunications companies and local telephone carriers have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees. If this were to occur, the cost of communicating on the Internet could increase substantially, potentially decreasing the use of the Internet.

Finally, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could also increase our costs of doing business, discourage Internet communications and reduce demand for our services.

We may be subject to significant liability for products sold through our web sites.

We introduced ChickShops, our first e-commerce initiative, in December 1999 and plan to develop a range of e-commerce activities. Consumers may sue us if any of the products sold through our web sites are defective, fail to perform properly or injure the user. Liability claims resulting from our sale of products could require us to spend significant time and money in litigation or to pay significant damages.

Risks Related to the Securities Markets

We expect to experience volatility in our stock price, which could negatively affect your investment.

Our common stock has only recently been traded in a public market and an active trading market for our stock may not be sustained. Moreover, the trading price of our common stock is likely to be highly volatile in response to a number of factors, such as:

     .    actual or anticipated variations in our quarterly results of operations;
     .    the addition or loss of affiliates;
     . changes in the market valuations of other Internet content and service companies;
     . announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
     .    changes in financial estimates or recommendations by securities analysts;
     .    additions or departures of key personnel, and
     .    additions or departures of key customers.

In addition, broad market and industry factors may materially and adversely affect the market price of our common stock, regardless of our operating performance. The Nasdaq National Market, and the market for Internet and technology companies in

                              SNOWBALL.COM, INC.

particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Further, the trading prices of the stocks of many Internet and technology companies are at or near historical highs and reflect price-earnings ratios substantially above those in other industries. If these trading prices and price earnings ratios are not sustained or if our stock does not trade at the same levels as other Internet or Internet-related company stock your investment will suffer.

Class action litigation resulting from volatility of the trading price of our common stock would likely result in substantial costs and a diversion of management's attention and resources.

Volatility in the trading price of our common stock could result in securities class action litigation. Any litigation would likely result in substantial costs and a diversion of management's attention and resources.

Should our stockholders sell a substantial number of shares of common stock in the public market, the price of our common stock could fall.

Our current stockholders hold a substantial number of shares which they will be able to sell in the public market in the near future. Sales of a substantial number of these shares could reduce the market price of our common stock. Even the perception that our current stockholders might sell shares of common stock could depress the trading price of the common stock. These sales, and the possibility of these sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Our officers and directors and their affiliates exercise significant control over us, which could disadvantage other stockholders.

Our executive officers and directors and their affiliates together owned approximately 60% of our outstanding common stock as of March 31, 2000. Christopher Anderson, the chairman of our board of directors, owned approximately 35% of our outstanding common stock alone. As a result, these stockholders exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of control could disadvantage other stockholders with interests different from those of our officers, directors and their affiliates. For example our officers, directors and their affiliates could delay or prevent someone from acquiring or merging with us even if the transaction would benefit other stockholders.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this Form 10-Q that are not statements of historical facts are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on beliefs of management, as well as assumptions made by and information currently available to management. Such statements are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. All statements, other than statements of historical fact, included in this Form 10-Q, regarding our strategy, future operations, financial position, estimated revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. Words such as "may," "will," "should," "anticipates," "projects," "predicts," "expects," "intends," "plans," "believes," "seeks"

                              SNOWBALL.COM, INC.

and "estimates," and variations of these words and similar expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are only predictions and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

          The Company's exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of interest rates in the United States, particularly since the majority of our investments are in short-term debt securities issued by corporations or divisions of the United States government. We place our investments with high quality issuers and limit the amount of credit exposure to any one issuer. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure.

          We had no foreign currency hedging or other derivative financial instruments as of March 31, 2000.

Part II - OTHER INFORMATION

Item 1    Legal Proceedings
          -----------------

          Not applicable.

Item 2    Changes in Securities and Use of Proceeds
          -----------------------------------------

          (c) Changes in Securities.

          During the period covered by this report, we granted stock options to purchase 3,008,000 shares of our common stock at exercise prices ranging from $8.50 to $11.00 per share to our employees, consultants, directors, and other service providers under our 1999 Equity Incentive Plan and 2000 Equity Incentive Plan. During the period covered by this report, we issued and sold an aggregate of 42,000 shares of our common stock to employees, consultants, directors, and other service providers at exercise prices of $0.05 per share under direct issuances or exercises of options granted under our 1999 Equity Incentive Plan. These securities were not registered under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon the exception provided by Section 4(2) of the Securities Act and/or Rule 701 or Rule 506 promulgated thereunder. All shares purchased under our 1999 Equity Incentive Plan and 2000 Equity Incentive Plan are subject to our right to repurchase such shares at their original exercise price. The repurchase feature generally expires for 25% of the shares after the first year of employment service then expires ratably over the next 36 months.

          On March 24, 2000, the Company sold and issued to Comdisco 29,960 shares of common stock pursuant to the net exercise of warrants to purchase 31,595 shares of common stock for $3.17 per share and 21,097 shares of common stock

                              SNOWBALL.COM, INC.

          for $7.11 per share. These sales were made in reliance on section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder.

          (d) Use of Proceeds.

          The Company completed the initial public offering of its common stock in March 2000. The managing underwriters in the offering were Goldman, Sachs & Co., Chase Securities, Inc. and FleetBoston Robertson Stephens Inc. The 6,250,000 shares of the common stock sold in the offering were registered under the Securities Act on a Registration Statement on Form S-1 (No. 333-93487). The Securities and Exchange Commission declared the Registration Statement effective on March 20, 2000.

          The offering commenced on March 24, 2000 and terminated following the sale of all securities registered under the Registration Statement (excluding 937,500 shares of common stock reserved for issuance in connection with the exercise of the underwriters' over-allotment option). The initial public offering price was $11 per share for an aggregate initial public offering of $68.8 million

          In conjunction with the Company's initial public offering, Snowball paid a total of $4.8 million in underwriting discounts and commissions. In addition, the following table sets forth the estimated costs and expenses, other than underwriting discounts and commissions, incurred in connection with the offering. None of the amounts shown was paid directly or indirectly to any director, officer, general partner of Snowball or their associates, persons owning 10 percent or more of any class of equity securities of Snowball or an affiliate of Snowball.

          Securities and Exchange Commission registration fee....... $   22,770
          NASD filing fee...........................................      9,125
          Nasdaq National Market filing fee.........................     95,000
          Accounting fees and expenses..............................    500,000
          Legal fees and expenses...................................    600,000
          Road show expenses........................................     85,000
          Printing and engraving expenses...........................    300,000
          Blue sky fees and expenses................................     10,000
          Transfer agent and registrar fees and expenses............     10,000
          Miscellaneous.............................................    368,105
                                                                     ----------
               Total................................................ $2,000,000
                                                                     ==========

          After deducting the underwriting discounts and commissions and the offering expenses, the estimated net proceeds to Snowball from the offering were approximately $62 million.

          We intend to use the net proceeds from this offering for general corporate purposes, including advertising and promoting our brands, maintaining our sales

                              SNOWBALL.COM, INC.

          and marketing workforce, repay any debt that may be incurred under our credit facility, purchases of fixed assets, relocation of our offices and possible acquisitions of affiliates. Pending such uses, we will invest the net proceeds of this offering in short-term, interest-bearing, investment-grade securities.

Item 3    Defaults Upon Senior Securities
          -------------------------------

          Not applicable

Item 4    Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

               On March 15, 2000, the Company solicited its stockholders' written consent for the following proposals: (1) adoption of the Company's 2000 Equity Incentive Plan, (2) adoption of the Company's 2000 Employee Stock Purchase Plan, (3) amendment and restatement of the Company's Certificate of Incorporation, effective upon the conversion of all shares of the Company's preferred stock into common stock, (4) amendment and restatement of the Company's Bylaws, effective upon the conversion of all shares of the Company's preferred stock into common stock, and (5) approval of the form of Indemnity Agreement to be entered into between the Company and each of its executive officers. Each of the proposals was approved by a majority of the stockholders.

Item 5    Other Information
          -----------------

          Not applicable

Item 6    Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               27.01 Financial Data Schedule

          (b)  Reports on Form 8-K

               None

                              SNOWBALL.COM, INC.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SNOWBALL.COM, INC.

Date:  May 12, 2000                     By /s/ Mark A. Jung
                                          --------------------------
                                          Mark A. Jung
                                          President, Chief Executive Officer
                                          and Director

Date:  May 12, 2000                     By /s/ James R. Tolonen
                                          -------------------------
                                          James R. Tolonen
                                          Chief Financial Officer, Chief
                                          Operating Officer and Director

Date:  May 12, 2000                     By /s/ Janette S. Chock
                                          -------------------------
                                          Janette S. Chock
                                          Vice President, Controller and
                                          Chief Accounting Officer