Form 10-Q
period 2000-06-30
SNOWBALL COM INC
filed 2000-08-14
CIK 1101547

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.


                 For the Quarterly Period Ended June 30, 2000

                                      or


[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) whether the registrant has
been subject to such filing requirements for the past 90 days. Yes  X    No ___
                                                                   ----
The number of shares of the registrant's common stock outstanding as of July 31, 2000 was 37,480,400.

                                                                                Page No.
Part I.     Financial Information

  Item 1.   Condensed Consolidated Financial Statements (unaudited)

            Condensed Consolidated Balance Sheets as of
            June 30, 2000 and December 31, 1999                                      3

            Condensed Consolidated Statements of Operations for
            the Three and Six Months Ended June 30, 2000 and 1999                    4

            Condensed Consolidated Statements of Cash Flows for
            the Six Months Ended June 30, 2000 and 1999                              5

            Notes to Condensed Consolidated Financial Statements                     6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                      10

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk               25

Part II. Other Information

  Item 1.   Legal Proceedings                                                        26
  Item 2.   Changes in Securities and Use of Proceeds                                26
  Item 3.   Defaults Upon Senior Securities                                          27
  Item 4.   Submission of Matters to a Vote of Security Holders                      27
  Item 5.   Other Information                                                        27
  Item 6.   Exhibits and Reports on Form 8-K                                         27

Signatures                                                                           28

                           SNOWBALL.COM, INC.

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Condensed Consolidated Financial Statements (unaudited)
----------------------------------------------------------------

A.     Condensed Consolidated Balance Sheets (unaudited)
       -------------------------------------------------
       (In thousands, except share and per share amounts)

                                                                                       June 30,          December 31,
                                                                                         2000                1999
                                                                                     --------------      --------------
 ASSETS
 Current Assets
        Cash and cash equivalents                                                       $   56,196          $   25,489
        Short-term investments                                                               5,111               8,000
        Accounts receivable, net                                                             3,512               2,560
        Prepaid expenses and other current assets                                            2,268               2,235
                                                                                     --------------      --------------
                Total current assets                                                        67,087              38,284

 Goodwill and intangible assets, net                                                         7,652               3,355
 Fixed assets, net                                                                           6,119               4,368
 Other assets                                                                                  588                 711
                                                                                     --------------      --------------
                Total assets                                                            $   81,446          $   46,718
                                                                                     ==============      ==============


 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
        Accounts payable                                                                $    6,869          $    4,757
        Accrued liabilities and other                                                        4,736               3,081
        Deferred revenue                                                                     1,377                 702
        Notes and loan payable                                                                   -                 400
        Current equipment financing obligations                                              1,592               1,081
                                                                                     --------------      --------------
                Total current liabilities                                                   14,574              10,021

 Long-term equipment financing obligations                                                   2,329               2,036

 Stockholders' Equity
        Common stock, $0.001 par value:
                Authorized:   1999 - 37,500,000 shares
                              2000 - 100,000,000 shares
                Outstanding:  1999 - 5,585,500 shares
                              2000 - 37,462,300 shares
                                                                                                37                   6
        Convertible preferred stock, $0.001 par value, issuable in series
          20,000,000 shares authorized and 18,066,300 shares issued and outstanding
          at December 31, 1999; no shares outstanding at June 30, 2000                           -                  18
        Additional paid-in capital                                                         153,077              88,662
        Other                                                                               (9,616)            (14,264)
        Accumulated deficit                                                                (78,955)            (39,761)
                                                                                     --------------      --------------
                Total stockholders' equity                                                  64,543              34,661
                                                                                     --------------      --------------
                Total liabilities and stockholders' equity                              $   81,446          $   46,718
                                                                                     ==============      ==============

See notes to condensed consolidated financial statements.

SNOWBALL.COM, INC.

B.    Condensed Consolidated Statements of Operations (unaudited)
      -----------------------------------------------------------
      (In thousands, except per share amounts)

                                                                           Three Months Ended June 30,   Six Months Ended June 30,
                                                                              2000            1999      2000                 1999
                                                                          ----------------------------  ---------------------------
Revenue                                                                     $   6,201     $  1,110        $  10,792      $   2,008
Cost of revenue                                                                 3,390          644            5,921          1,235
                                                                            ----------------------        -------------------------
        Gross margin                                                            2,811          466            4,871            773

Operating expenses:
       Production and content                                                   2,963        1,349            6,533          2,202
       Engineering and development                                              2,220        1,193            4,745          1,610
       Sales and marketing                                                     11,228        1,946           24,347          2,602
       General and administrative                                               1,531          425            3,417          1,319
       Stock-based compensation/(1)/                                            1,892            -            3,846              -
       Amortization of goodwill and intangible assets                           1,042           15            1,780             15
                                                                            ----------------------        -------------------------
               Total operating expenses                                        20,876        4,928           44,668          7,748
                                                                            ----------------------        -------------------------

Loss from operations                                                          (18,065)      (4,462)         (39,797)        (6,975)
Interest and other income, net                                                    799          147              603            122
                                                                            ----------------------        -------------------------
Net Loss                                                                    $ (17,266)    $ (4,315)       $ (39,194)     $  (6,853)
                                                                            ======================        ========================

Net Loss Per  Share - Basic and Diluted                                     $   (0.52)    $ (22.95)       $   (2.10)     $  (46.94)
                                                                            ======================        ========================
Shares used in per share calculation                                           33,406          188           18,674            146
                                                                            ======================        ========================


Pro Forma Net Loss Per Share - Basic and Diluted                                          $  (0.23)       $   (1.29)     $   (0.48)
                                                                                          ========        =========      =========

Shares used in pro forma per share calculation                                              18,436           30,327         14,169
                                                                                          ========        =========      =========

(1)    Stock-based compensation relates to the following in 2000:
       Cost of revenue                                                      $       7                     $      12
       Production and content                                                     575                           946
       Engineering and development                                                108                           347
       Sales and marketing                                                        477                         1,012
       General and administrative                                                 725                         1,529
                                                                            ---------                     ---------
               Total                                                        $   1,892                     $   3,846
                                                                            =========                     =========


See notes to condensed consolidated financial statements.

SNOWBALL.COM, INC.

C.    Condensed Consolidated Statements of Cash Flows (unaudited)

      (In thousands)

                                                                                         Six Months Ended June 30,
                                                                                         2000                  1999
                                                                                    ----------------       --------------
Cash Flows from Operations
      Net loss                                                                         $    (39,194)         $    (6,853)
      Reconciliation to net cash used in operations:
         Depreciation and amortization                                                        3,437                  268
         Stock-based compensation                                                             3,846                    -
         Charitable contribution of common stock                                              1,000                    -
         Other noncash expenses                                                                 498                   51
         Changes in assets and liabilities:
            Accounts receivable                                                              (1,259)                (212)
            Prepaid expenses and other assets                                                   (33)              (1,149)
            Accounts payable and accrued liabilities                                          3,767                3,397
            Deferred revenue                                                                    675                  136
                                                                                       ------------          -----------
Net cash used in operating activities                                                       (27,263)              (4,362)
                                                                                       ------------          -----------

Cash Flows from Investment Activities
      Change in short-term investments                                                        2,889              (12,973)
      Acquisition of goodwill and intangible assets                                          (5,450)                (275)
      Purchases of fixed assets                                                              (3,408)              (1,811)
                                                                                       ------------          -----------
Net cash used in investment activities                                                       (5,969)             (15,059)
                                                                                       ------------          -----------

Cash Flows from Financing Activities
      Proceeds from issuance of common stock related
         to initial public offering, net                                                     62,033                    -
      Proceeds from issuance of common stock and preferred stock                              1,503               27,118
      Proceeds from equipment financing obligations                                           1,526                  562
      Proceeds from borrowings                                                               12,000                    -
      Payment of borrowings                                                                 (12,400)                   -
      Payment of equipment financing obligations                                               (723)                   -
                                                                                       ------------          -----------
Net cash provided by financing activities                                                    63,939               27,680
                                                                                       ------------          -----------

Net increase in cash and cash equivalents                                                    30,707                8,259
Cash and cash equivalents at beginning of period                                             25,489                    -
                                                                                       ------------          -----------
Cash and cash equivalents at end of period                                             $     56,196          $     8,259
                                                                                       ============          ===========

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

2.   THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

     Snowball is an Internet company that operates a network of destination websites for members of Generation i and the companies that want to reach them. For these web-centric young adults, Snowball provides current content, relevant services such as email and instant messaging, a forum for interacting with one another and carefully selected merchandise. In addition to creating original content, we expand the breadth and depth of our content offerings by adding affiliated web sites to our network. This network model enables us to build our traffic and brand rapidly, and to realize revenue in a variety of ways through traditional online advertising and sponsorships, and by providing customer acquisition and audience development services to companies that target Generation i. We organize both our own web sites and affiliated web sites around networks that target different segments of Generation i, providing a demographic and lifestyle targeting mechanism for our marketing customers.

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

3.   ACQUISITIONS

     In February 2000, Snowball signed an asset purchase agreement to acquire all of the assets of GameSages LLC, an Internet content provider, in exchange for approximately $4.8 million in cash (of which $0.5 million was placed in escrow to secure certain obligations). The financial results of this entity were insignificant and, therefore, no pro forma information reflecting this acquisition has been presented.

     In December 1999, the Company completed the acquisition of Extreme Interactive Media, Inc. ("Extreme") for $1.9 million in cash, common stock and unsecured promissory notes. The purchase price may be increased by up to $3.5 million of additional cash consideration based upon the attainment of certain economic milestones by Extreme. In May 2000, the Company paid $0.6 million of additional cash consideration, and in July 2000, an additional $0.3 million.

4.   NET LOSS PER SHARE

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

     In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Basic and diluted pro forma net loss per share, as presented in the condensed consolidated statements of operations, have been computed as described above and also give effect the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance.

     The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per common share (in thousands, except per share data):

                                                    Three months ended June 30,             Six months ended June 30,
                                                       2000            1999                    2000           1999
                                                    ---------       ---------               ---------       --------
     Net Loss                                       $(17,266)        $(4,315)               $(39,194)       $ (6,853)

     Basic and diluted:
       Weighted average shares of
         common stock outstanding                     37,453           4,533                  22,949           3,135
       Less: weighted average shares
         subject to repurchase                        (4,047)         (4,345)                 (4,275)         (2,989)
                                                    --------         -------                --------        --------
       Weighted average shares used
         in computing basic and diluted
          net loss per share                          33,406             188                  18,674             146
                                                    --------         -------                --------        --------
     Basic and diluted net loss per share           $  (0.52)        $(22.95)               $  (2.10)       $ (46.94)
                                                    ========         =======                ========        ========
     Pro forma
       Shares used in the above                                          188                  18,674             146
       Pro forma adjustment to reflect weighted
         effect of assumed conversion
         of convertible preferred stock                               18,248                  11,653          14,023
                                                                     -------                --------        --------
       Shares used in computing pro forma basic
       and diluted net loss per share                                 18,436                  30,327          14,169
                                                                     -------                --------        --------
     Pro forma basic and diluted net loss per share                  $ (0.23)               $  (1.29)       $  (0.48)
                                                                     =======                ========        ========

5.  COMMITMENTS

     During the second quarter of 2000, the Company entered into two new operating lease agreements for its sales and marketing offices in Connecticut and New York, for 5 and 10 years, respectively. The Company expects possession to be in the third quarter of 2000. The Company will pay total future minimum lease payments of $7.3 million over the lease terms.

     Along with the Company's construction of its new principal office in Brisbane, California and its new sales and marketing offices, the Company will also contribute a significant amount towards the construction of these facilities. This amount is subject to change, but is currently estimated at approximately $15 million of which $5 million is refundable in 2001. The Company has issued letters of credit of approximately $5.1 million in conjunction with their operating leases.

6.   STOCKHOLDERS' EQUITY

     In February 1999, Snowball loaned an aggregate of $92,000 to an officer, secured by a full recourse promissory note and a stock pledge agreement, in connection with his purchase of 1,978,021 shares of common stock at $0.05 per share. The note accrued interest at a rate of 4.64% per year, payable annually, and the principal amount of the note was due and payable on or before February 1, 2003. Snowball forgave the principal and accrued interest at a rate of $1,667 per month. Effective April 1, 2000, the Company forgave the remaining balance. Total amount forgiven during 2000 was $71,000.

     In March 1999, Snowball loaned an aggregate of $7,000 to one of its directors, secured by a full recourse promissory note and stock pledge agreement, in connection with his purchase of 150,000 shares of common stock at $0.05 per share. The note accrued interest at a rate 4.67% per year, payable annually, and was due and payable on or before March 11, 2001. In March 2000, the principal and accrued interest was repaid.

7.   INITIAL PUBLIC OFFERING

     In March 2000, the Company completed its initial public offering of 6,250,000 shares of common stock and realized proceeds, net of underwriting discounts, commission and issuance costs, of approximately $62 million.

8.   COMPREHENSIVE INCOME

     The Company has adopted SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive loss and its components in the financial statements. To date, Snowball's comprehensive loss has equaled its net loss.

9.   RECENT ACCOUNTING PRONOUNCEMENTS

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

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB No. 101 until the fourth quarter of the current year.

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

                                    Overview

     From our inception in January 1997 through December 1998, we operated as independent divisions of Imagine Media, Inc. During this period, we focused our operating activities primarily on the creation of our IGN, ChickClick and PowerStudents networks; the development of relationships with web content partners or "affiliates" to expand our content and community offerings; and the generation of revenue from advertising sales. The Company was incorporated as a separate entity in January 1999.

     In addition to the creation of our own web site content, our relationships with our affiliates are an important part of our business model. By adding new affiliates to our networks, we are able to gain new content and increase the consolidated page views of our networks. We typically enter into agreements with affiliates for periods of between six months and five years. These agreements offer affiliates revenue opportunities and a package of integrated marketing services and support in exchange for the integration of their site and audience into our network and the use of their site for advertising, promotions and sponsorships. Typically, we pay affiliates a portion of the revenue generated from advertising, promotions and sponsorships run on their pages, and in some cases, we pay minimum guaranteed payments.

     Since our inception, we have acquired some of our affiliates. We anticipate that we may acquire additional affiliates and selected assets of affiliates in the future.

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

     Revenue also includes fees from sponsorship, fixed slotting fees, variable lead generation, commerce partnerships and other marketing programs under contracts in which we commit to provide our business customers with promotional opportunities in addition to traditional banner advertising. These agreements typically provide for the delivery of advertising impressions on our web sites, exclusive placement on our networks, special content and promotional offers and the design and development of customized sites to enhance the promotional objectives of the advertiser or commerce partner. We generally receive a fixed fee plus incremental payments for lead generation, customer delivery or traffic driven to the commerce partner's site. Revenue that includes delivery of various types of impressions is recognized based on the lesser of the straight-line basis over the term of the contract or the ratio of average impressions delivered over the average total guaranteed impressions. The portion of any up-front nonrefundable fee specified in the contract related to the up-front design work is also recognized at the lesser of the straight-line basis over the term of the contract or the ratio of average impressions delivered over the average total guaranteed impressions.

     Revenue has increased each quarter since our incorporation, although we have never been profitable. Furthermore, due in part to the financial difficulties experienced recently by Internet and Internet-related companies and reductions in advertising budgets of companies that advertise on the Internet, we cannot assure you that our revenue will continue to grow or that we will ever achieve or maintain profitability. We anticipate that we will incur additional operating losses at least through 2001. In addition we have recently experienced a shift in the source of our advertising revenues from Internet companies to companies in more traditional lines of business. These advertisers often have substantially different requirements and expectations than Internet companies with respect to advertising programs. If we are unsuccessful in adapting to the needs of our advertisers, it could have a material adverse effect on our business, operating results and financial condition.


                             Results of Operations

Revenue
Revenue was $6.2 million and $1.1 million for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, revenue was $10.8 million and $2.0 million, respectively. Our increase in revenue during these periods can be attributed to our expansion efforts in sales and marketing and increases in our available inventory of internal and affiliated pageviews.

Cost of Revenue
Cost of revenue consists primarily of expenses related to operating Company-owned web sites, guaranteed payments or the portion of revenue owed to our affiliates for advertising and marketing placed on their web sites, and costs of content and community tools. At June 30, 2000, we had 301 affiliates compared to 100 at June 30, 1999. As a result of expanding and improving our web site operations, increases in hosting costs and payments to affiliates resulted in an increase in cost of revenue to $3.4 million during the second quarter of 2000 compared to $0.6 million in the prior year period. For the six months ended June 30, 2000 and 1999, cost of revenue was $5.9 million and $1.2 million, respectively. Gross margin improved to 45% for the second quarter in 2000 compared to 42% in the prior year period. The improvement is due primarily to the increase in total revenues and the mix of advertisements and marketing programs placed on our web sites compared to those placed on affiliate web sites. These costs are expected to vary from period to period as we acquire an affiliate or selected sites from an affiliate or as we expand the portion of our total sites that are represented by affiliates versus those that we own and operate directly.

Operating Expenses
We categorize operating expenses into production and content, engineering and development, sales and marketing, general and administrative, stock-based compensation and amortization of goodwill and intangible assets. Total operating expenses for the three months ended June 30, 2000 were $20.9 million compared to $4.9 million for the prior year period. Excluding significant non-cash expenses for stock-based compensation and amortization of goodwill and intangible assets, operating expenses were $17.9 million in the second quarter of 2000 compared to $4.9 million in the second quarter of 1999. Operating expenses in all categories increased primarily as a result of our growth from approximately 100 employees at June 30, 1999 to 340 employees at June 30, 2000 and increases in our marketing and advertising expenses. Additionally, operating expenses increased as a result of higher outside consulting costs, and increases in rent and facilities expenses for expanding our principal office space in San Francisco and opening new offices in Los Angeles, New York and Connecticut. These expenses may increase further due to our expected growth of the business, relocation of our offices in the second half of 2000, and additional legal, investor relations, accounting and filing costs associated with operations as a public company.

Production and content costs increased to $3.0 million in the first second quarter of 2000 compared to $1.3 million in the prior year period. For the six months ended June 30, 2000, these expenses rose to $6.5 million from $2.2 million for the prior year period. These increases are due, primarily to expansion of our editorial, artistic and production staff; payments to additional freelance writers and artists; and computer-related expenses for the creation of content for our web sites.

Engineering and development expenses increased to $2.2 million for the three months ended June 30, 2000 from $1.2 million for the prior year period. For the six months ended June 30, 2000, these expenses increased to $4.7 million compared from $1.6 million in the comparable period of the prior year. These increases are due primarily to additional personnel, consulting and recruiting fees associated with expanding our development and programming efforts and depreciation expense associated with the increase in capital equipment.

Sales and Marketing expenses increased to $11.2 million for the three months ended June 30, 2000 from $1.9 million for the prior year period. For the six months ended June 30, 2000 these expenses increased to $24.3 million from $2.6 million for the prior year period. The increases resulted from costs associated with increasing our sales and marketing staff as well as our advertising, marketing and branding activities. Beginning March 2000 and continuing through May 2000, we conducted a national television and radio advertising campaign to increase awareness of the Company among our target audience and customers. During the second quarter of 2000, we also added a market research group. As a result of tightening spending controls, partially offset by increases in expenses for the radio and television advertising campaign and the introduction of our market research group, sales and marketing expenses decreased $1.9 million for the second quarter of 2000 compared to the first quarter of 2000.

We may increase our sales and marketing expenses in future periods. There can be no assurances that these efforts will increase traffic to our web site or increase revenue.

General and administrative expenses increased to $1.5 million for the second quarter of 2000 compared to $0.4 million in the second quarter of 1999. For the six months ended June 30, 2000, these expenses rose to $3.4 million from $1.3 million for the first half of 1999. Included in the first quarter of 2000 was a one-time non-cash contribution of 100,000 shares of our common stock with a fair value of $1.0 million to a charitable foundation.

Stock-based compensation expenses were $1.9 million and $3.8 million for the three and six months ended June 30, 2000, respectively. This amount represents the difference between the exercise price of options granted and the deemed fair value of the common stock underlying these options on the date of grant amortized on an accelerated basis over the vesting period of the options. At June 30, 2000, we had $6.9 million to be amortized over the vesting period of the options which is generally four years. No amount was recognized during the first half of 1999.

Amortization of goodwill and intangible assets for the three and six months ended June 30, 2000 was $1.0 million and $1.8 million, respectively. These expenses include the continuing amortization of cost associated with our 1999 acquisitions as well as our February 2000 acquisition of GamesSages LLC for $4.8 million. Amortization of goodwill and intangible assets is over three years or less.

In addition, upon the attainment of certain economic milestones, we will pay up to $3.5 million of additional cash consideration related to our fourth quarter 1999 acquisition of Extreme Interactive Media, Inc. As a result of this additional purchase price, amortization expense is expected to increase. During the second quarter of 2000, we paid and began amortizing over the remaining life of the asset $0.6 million in connection with the attainment of these milestones. To the extent that more of these milestones are met, amortization expenses will increase.

                        Liquidity and Capital Resources

     Cash used by operations totaled $27.3 million during the first six months of 2000 compared to $4.4 million during the first six months of 1999. This increase resulted primarily from increases in net losses. Working capital at June 30, 2000 amounted to $52.5 million, including cash, cash equivalents and short-term investments of $61.3 million.

     Capital expenditures increased to $3.4 million for the six months ended June 30, 2000 from $1.8 million for the prior year period, due primarily to purchases of computer equipment and software associated with the increase in personnel and increased traffic on our web sites and to a lesser extent, leasehold improvements associated with the relocation of our principal offices in Brisbane, California. Capital expenditures for the remainder of 2000 are expected to be approximately $17 million, of which $15 million is primarily for leasehold improvements and capital purchases associated our principal offices and our new sales and marketing offices in New York and Connecticut. Snowball expects that approximately $5 million of this spending will be reimbursed by a building owner during 2001.

     In March 2000, we raised net proceeds of approximately $62 million from an initial public offering of 6,250,000 shares of our common stock. We are using the proceeds from this offering for working capital and general corporate purposes, including network expansion and content development, sales and marketing, relocation of our offices and possible acquisitions. We have invested unused proceeds in short-term, interest-bearing, investment-grade securities. Prior to our initial public offering, we financed our operations primarily through private placements of preferred stock and borrowings under equipment lease lines and a credit facility.

     As a result of the attainment of certain economic milestones, we paid $0.6 million in May 2000 and $0.3 million in July 2000, as additional consideration associated with our acquisition of Extreme Interactive Media, Inc. Pursuant to the related purchase agreement, we may pay up to an additional $2.6 million in connection with this acquisition.

     In April and October 1999, we entered into equipment lease lines of credit totaling $5 million. These credit facilities have terms of three years and bear interest at the rate of 7.5% per year. In connection with these credit facilities, we issued warrants to the lessor to purchase 31,595 shares of our common stock at $3.17 per share and 21,097 shares of our common stock at $7.11 per share. These credit facilities do not include any financial covenants. On March 24, 2000, the lessor exercised the warrants associated with these credit facilities and executed a non-cash conversion into 29,960 shares of common stock.

     In November 1999, we entered into a term loan agreement for up to an aggregate of $15.2 million. In connection with this loan agreement, we issued to the lenders promissory notes, bearing interest at the rate of 11% per annum, and warrants to purchase 270,000 shares of our common stock at an exercise price of $8.44 per share. The note holders maintained a first position lien on all of our assets, excluding fixed assets. These credit facilities did not include any financial covenants. In December 1999, $12 million of the loan was repaid and the note holders cancelled $3 million of indebtedness under the notes in exchange for 300,000 shares of our Series C preferred stock at $10 per share.
In February 2000, we borrowed $12 million, under the terms of this loan agreement. In April 2000, we repaid $12.3 million in principal, accrued interest and fees on this term loan.

     As security deposits associated with our facilities in Brisbane, California and New York, we obtained letters of credit totaling $5.1 million.

     Our capital requirements depend on numerous factors, including market acceptance of our services, the resources we allocate to developing our networks, our marketing and selling capabilities and maintenance of our brands. We have experienced substantial increases in our expenditures since our inception consistent with the growth in our operations and personnel. Substantially all of the capital raised in our initial public offering is expected to be used over the next year to operate our business and to advertise and promote our brands. We will continue to evaluate possible acquisitions of, or investments in, complementary businesses, technologies, services or products. We believe that our available cash, cash equivalents and short-term investments and cash flows from operations will be sufficient to meet our anticipated needs for working capital and capital expenditures at least until the end of our fiscal year. We may need to raise additional funds, however, to fund expansion, including increases in personnel and office facilities, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire or invest in complementary businesses, technologies, services or products. In addition, to meet our longer term liquidity needs, we will need to raise additional funds, establish additional credit facilities or seek other financing arrangements. Additional funding may not be available on favorable terms, on a timely basis or at all.


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

Our quarterly revenue and operating results may fluctuate in future periods and we may fail to meet expectations, which may reduce the trading price of our common stock.
We cannot forecast our revenue and operating results with precision, particularly because our products and services are relatively new and our prospects uncertain. If revenue in a particular period does not meet expectations, it is likely that we will be unable to adjust our level of expenditures significantly for the same period. If our operating results fail to meet expectations, the trading price of our common stock would decline. We believe that period-to-period comparisons are not meaningful and are not indicative of future performance. We anticipate that the results of our operations will fluctuate significantly in the future as a result of a variety of factors, including the long sales cycle we face selling advertising and promotions, seasonal trends in Internet usage, advertising placements and e-commerce, and other factors discussed in this section. Approximately half of our revenue is generated from Internet-oriented companies that may experience greater variability in advertising spending. As a result, it is likely that in some future quarters or years our results of operations will fall below the expectations of securities analysts or investors, which would cause the trading price of our common stock to decline.

We have a history of losses and expect to incur substantial net losses for the foreseeable future.
We have incurred net losses since the formation of our business in January 1997. At June 30, 2000, we had an accumulated deficit of approximately $79 million.
We may increase our operating expenses to expand our affiliate base, develop additional networks, expand our sales and marketing operations, hire more salespersons, increase our marketing and promotional activities, develop and upgrade our technology and purchase equipment and leasehold improvements for our operations and network infrastructure. We also may incur costs relating to the acquisition of content, other businesses or technologies. We may not generate sufficient revenue to offset these expenditures. As a result, we expect to incur significant operating losses on a quarterly basis for the foreseeable future, and may never be profitable. Even if we do achieve profitability, we might not be able to sustain profitability on a quarterly or annual basis in the future.

If we fail to maintain our relationships with affiliates, or incorporate new affiliates into our networks on a timely basis, our revenue will decline.
We derive revenue primarily from advertisers who pay us to advertise on our networks because our networks attract a large number of visitors. We rely upon our affiliates to generate a significant portion of the content that attracts visitors to our networks. If we lose these affiliates and cannot replace them with affiliates having comparable traffic patterns and user demographics, or if we fail to maintain or add affiliates to our networks on a timely basis, we will lose revenue. We could lose an affiliate if it were to:

     .  terminate or fail to renew its affiliate agreement with us;
     . be acquired by or otherwise form a relationship with one of our competitors;
     . demand from us a greater portion of revenue derived from advertisements placed on its web sites; or
     .  seek to require us to make payments for access to its web sites.

During the first half of 2000, the loss of affiliates did not have a significant impact on our revenue because during the same period we entered into agreements with new affiliates. We cannot assure you, however, that we will not lose a major affiliate in the future, which could cause our revenue to decline. We also must continue to identify potential new affiliates to ensure that we keep pace with the changing interests, styles, trends and preferences of Generation
i. Web sites targeting Generation i might not continue to emerge at their current pace or at all. Moreover, we may be unable to identify potential new affiliates as they emerge or to negotiate affiliate agreements with potential new affiliates on a timely basis. In addition, we will likely face increasing competition for the content and services provided by current or potential affiliates. If we fail to continue to identify and enter agreements with potential new affiliates on a timely basis, our networks may lose their relevance to Generation i, we will lose advertising and promotional opportunities and our revenue will decline.

If our IGN network is unsuccessful, our revenue will decline substantially.
We rely upon IGN for a substantial portion of our traffic and advertising revenue. IGN is a network of web sites that provide information and entertainment to Generation i men. IGN accounted for approximately 73% of our consolidated page views in June 2000, approximately 18% of our registered users as of June 30, 2000 and a substantial portion of our revenue for the three months ended June 30, 2000. If we are unable to anticipate changes in the interests, styles, trends or preferences of the audience targeted by IGN, if we are unable to maintain our relationship with affiliates of IGN or incorporate new affiliates into the IGN network on a timely basis or if IGN otherwise loses traffic, our ability to generate advertising revenue would be impeded to an even greater extent than if any of those events occurred with respect to any of our other networks.

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

If we fail to perform in accordance with the terms of our advertising agreements, we will lose revenue.
Our advertising agreements typically provide for minimum performance levels, such as click-throughs by web users or impressions. If we fail to perform in accordance with these terms, we typically have to provide free advertising to the customer until the minimum level is met, causing us to lose revenue and/or incur additional costs. In addition, we occasionally guarantee the availability of advertising space in connection with promotion arrangements and content agreements and often guarantee exclusive placement on our network for our largest customers, which precludes us from permitting certain competitors of these customers to offer products and services on our network that are similar to those offered by our exclusive customers. If we cannot fulfill the guarantees we make to our customers, or if we lose potential customers whose advertisements, sponsorships and promotions conflict with those of other customers, we will lose revenue and our future growth may be impeded.

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

Technical problems with either our internal or our outsourced computer and communications systems could interrupt our service, resulting in decreased customer satisfaction, the possible loss of users and advertisers and a decline in revenue.
Our operations depend on our ability to maintain our computer systems and equipment in effective working order. Our web sites must accommodate a high volume of traffic and deliver frequently updated information. Any sustained or repeated system failure or interruption would reduce the attractiveness of our web sites to customers and advertisers and could cause us to lose users and advertisers to our competitors. This would cause our revenue to decline. In addition, interruptions in our systems could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the time frame we require. Unanticipated problems affecting our systems have caused interruptions from time to time in the past, and could cause interruptions in the future, slower response times and interruptions in our services. Our web sites reside on computer systems located in the San Francisco Bay area. Fire, earthquakes, power loss, water damage, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events, may damage our computer systems and interrupt service. Our computer system's continuing and uninterrupted performance is critical to our success. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

If we lose key personnel or are unable to hire additional qualified personnel, or if our management team is unable to perform effectively, we will not be able to implement our business strategy or operate our business effectively.
Our success depends upon the continued services of our senior management and other key personnel, many of whom would be difficult to replace. The loss of any of these individuals would adversely affect our ability to implement our business strategy and to operate our business effectively. In particular, the services of Mark Jung, our chief executive officer, would be difficult to replace. None of our officers or key employees is bound by an employment agreement, nor do we have ``key person'' life insurance policies covering any of these individuals. Our success also depends upon our ability to continue to attract, retain and motivate skilled employees. Competition for employees in our industry is intense, especially in the San Francisco Bay area. We believe that there are only a limited number of persons with the requisite skills to serve in many key positions and it is becoming increasingly difficult to hire, retain and motivate these persons. We have in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining skilled employees with appropriate qualifications. Competitors and others have in the past attempted, and may in the future attempt, to recruit our employees. We believe that we will incur increasing salaries, benefits and recruiting expenses because of the difficulty in hiring and retaining employees. Finally, our success depends on the ability of our management to perform effectively, both individually and as a group. Some members of our management team have been working together for less than one year. Richard Boyce, was hired as our President of the Networks in March 2000. If our management is unable to operate effectively in their respective roles or as a team, we will not be able to implement our business strategy or operate our business effectively.

Our failure to manage growth effectively could result in our inability to operate our business effectively.
We have rapidly and significantly expanded our operations and anticipate that further expansion will be required to address potential market opportunities.
If we fail to manage this expansion effectively, we will be unable to operate our business effectively. Since our incorporation in January 1999 to June 30, 2000, our business grew from approximately 40 employees to 340 employees. This rapid growth has placed, and we expect it to continue to place, a significant strain on our management, operational and financial resources. As part of this growth, we will have to implement new operational and financial systems, procedures and controls and expand, combine or eliminate existing networks and organizational structures.

Our prospects for obtaining additional financing, if required, are uncertain and failure to obtain needed financing would limit our operations and might cause our business to fail.
Our operating history is too brief for us to know with certainty whether our cash reserves and any cash flows from operations or financing will be sufficient to fund our operations. We expect to need to raise additional funds based upon our estimates of revenue, expense, working capital and capital expenditure requirements, or if we are required to respond to unforeseen technological or marketing hurdles or if we choose to take advantage of unanticipated opportunities. If adequate funds are not available to satisfy either short- or long-term capital requirements, we might be required to limit our operations significantly and our business might fail. Additional financing might not be available when required. Our future capital requirements are dependent upon many factors, including:

  .  the rate at which we expand our sales and marketing operations;
  .  the amount and timing of fees paid to affiliates;
  . the amount and timing of leasehold improvements and capital equipment purchases;
  .  the extent to which we expand our content and service offerings;
  . the extent to which we develop and upgrade our technology and data network infrastructure;
  . the response of competitors to our content and service offerings; and . the willingness of advertisers to become or remain our customers.

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

We have adopted anti-takeover defenses that could delay or prevent an acquisition of our company, even an acquisition that would be beneficial to our stockholders.
Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock. Issuance of the preferred stock would make it more difficult for a third party to acquire a majority of our outstanding voting stock, even if doing so would be beneficial to our stockholders. Without any further vote or action on the part of the stockholders, the board of directors has the authority to determine the price, rights, preferences, privileges and restrictions of the preferred stock. This preferred stock, if issued, might have conversion rights and other preferences that work to the disadvantage of the holders of common stock. Our certificate of incorporation, bylaws and equity compensation plans include provisions that may deter an unsolicited offer to purchase Snowball. These provisions, coupled with the provisions of the Delaware General Corporation Law, may delay or impede a merger, tender offer or proxy contest involving Snowball. Furthermore, our board of directors has been divided into three classes, only one of which will be elected each year. Directors will only be removable by the affirmative vote of at least 66 2/3% of all classes of voting stock. These factors may further delay or prevent a change of control of Snowball and may be detrimental to our stockholders.

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

There can be no assurance that customers will continue to purchase advertising on our web pages, or that market prices for web-based advertising will not decrease due to competitive or other factors. In addition, if a large number of Internet users use filter software programs that limit or remove advertising from the user's monitor, advertisers may choose not to advertise on the Internet. Moreover, there are no widely accepted standards for the measurement of the effectiveness of Internet advertising, and standards may not develop sufficiently to support Internet advertising as a significant advertising medium.

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

Future regulation of the Internet may slow its growth, resulting in decreased demand for our services and increased costs of doing business.
Although we are subject to regulations applicable to businesses generally, few laws or regulations exist that specifically regulate communications and commerce over the Internet. We expect more stringent laws and regulations relating to the Internet to be enacted due to the increasing popularity and use of the Internet and other online services. Future regulation of the Internet may slow its growth, resulting in decreased demand for our services and increased costs of doing business. New and existing laws and regulations are likely to address a variety of issues, including:

     .user privacy and expression;
     .taxation and pricing;
     .the rights and safety of children;
     .intellectual property; and
     .information security.

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

In addition, broad market and industry factors may materially and adversely affect the market price of our common stock, regardless of our operating performance. The Nasdaq National Market, and the market for Internet and technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

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

Our officers and directors and their affiliates exercise significant control over us, which could disadvantage other stockholders.
Our executive officers and directors and their affiliates together owned approximately 66% of our outstanding common stock as of June 30, 2000. Christopher Anderson, the chairman of our board of directors, owned approximately 40% of our outstanding common stock alone. As a result, these stockholders exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of control could disadvantage other stockholders with interests different from those of our officers, directors and their affiliates. For example our officers, directors and their affiliates could delay or prevent someone from acquiring or merging with us even if the transaction would benefit other stockholders.


Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this Form 10-Q that are not statements of historical facts are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on beliefs of management, as well as assumptions made by and information currently available to management. Such statements are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. All statements, other than statements of historical fact, included in this Form 10-Q, regarding our strategy, future operations, financial position, estimated revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. Words such as "may," "will," "should," "anticipates," "projects," "predicts," "expects," "intends,"
"plans," "believes," "seeks" and "estimates," and variations of these words and similar expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are only predictions and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

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

         We had no foreign currency hedging or other derivative financial instruments as of June 30, 2000.

Part II - OTHER INFORMATION

Item 1    Legal Proceedings
          ------------------
          Not applicable.

Item 2    Changes in Securities and Use of Proceeds
          -----------------------------------------

          (d)  Use of Proceeds

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

          The offering commenced on March 24, 2000 and terminated following the sale of all securities registered under the Registration Statement (excluding 937,500 shares of common stock reserved for issuance in connection with the exercise of the underwriters' over-allotment option). The initial public offering price was $11 per share for an aggregate initial public offering of $68.8 million

          In conjunction with the Company's initial public offering, Snowball paid a total of $4.8 million in underwriting discounts and commissions. In addition, the following table sets forth the estimated costs and expenses, other than underwriting discounts and commissions, incurred in connection with the offering. None of the amounts shown was paid directly or indirectly to any director, officer, general partner of Snowball or their associates, to persons owning 10 percent or more of any class of equity securities of Snowball or to any affiliate of Snowball.

          Securities and Exchange Commission registration fee...........   $   22,770
          NASD filing fee...............................................        9,125
          Nasdaq National Market filing fee.............................       95,000
          Accounting fees and expenses..................................      500,000
          Legal fees and expenses.......................................      600,000
          Road show expenses............................................       85,000
          Printing and engraving expenses...............................      370,000
          Blue sky fees and expenses....................................       10,000
          Transfer agent and registrar fees and expenses................       10,000
          Miscellaneous.................................................      298,105
                                                                           ----------
             Total......................................................   $2,000,000
                                                                           ==========

          After deducting the underwriting discounts and commissions and the offering expenses, the estimated net proceeds to Snowball from the offering were approximately $62 million.

          From March 24, 2000 to June 30, 2000, we used the net proceeds from this offering for repayment of debt, investing in short-term, interest bearing, investment grade securities and general corporate purposes, including advertising and promoting our brands, maintaining our sales and marketing activities, purchases of fixed assets and leasehold improvements.

          We currently expect that we will use the remaining net proceeds for short-term, interest-bearing, investment-grade securities, lease payments that may be incurred under our credit facility, purchases of fixed assets, relocation of our offices, possible acquisitions and other general corporate purposes.

Item 3    Defaults Upon Senior Securities
          -------------------------------
          Not applicable

Item 4    Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          Not applicable

Item 5    Other Information
          -----------------
          Not applicable

Item 6    Exhibits and Reports on Form 8-K
          --------------------------------

     (a)       Exhibits

               27 -  Financial Data Schedule

     (b)       Reports on Form 8-K

               None

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    SNOWBALL.COM, INC.



Date: August 10, 2000               By /s/ Mark A. Jung
     ----------------                  ----------------
                                       Mark A. Jung
                                       President, Chief Executive
                                       Officer and Director



Date: August 10, 2000               By /s/ James R. Tolonen
     ----------------                  --------------------
                                       James R. Tolonen
                                       Chief Financial Officer, Chief
                                       Operating Officer and Director



Date: August 10, 2000               By /s/ Janette S. Chock
     ----------------                  ------------------------
                                       Janette S. Chock
                                       Vice President, Controller
                                       and Chief Accounting Officer