Form 10-Q
period 2000-09-30
SNOWBALL COM INC
filed 2000-11-14
CIK 1101547

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the Quarterly Period Ended September 30, 2000
                                       or

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the transition period from _______ to ________

                       Commission File Number  000-29121

                               SNOWBALL.COM, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                               94-3316902
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)

                  3240 BAYSHORE BOULEVARD, BRISBANE, CA  94005
              (Address of principal executive offices) (Zip Code)

                                 (415) 508-2000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) whether the registrant has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the registrant's common stock outstanding as of October 31, 2000 was 37,626,400.

                                                                    Page No.
Part I.       Financial Information
  Item 1. Condensed Consolidated Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets as of
          December 31, 1999 and September 30, 2000                      3

          Condensed Consolidated Statements of Operations for the
          Three and Nine Months Ended September 30, 1999 and 2000       4

          Condensed Consolidated Statements of Cash Flows for
          the Nine Months Ended September 30, 1999 and 2000             5

          Notes to Condensed Consolidated Financial Statements          6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          11

  Item 3. Quantitative and Qualitative Disclosures About Market Risk   28

Part II.  Other Information

  Item 1. Legal Proceedings                                            28

  Item 2. Changes in Securities and Use of Proceeds                    28

  Item 3. Defaults Upon Senior Securities                              30

  Item 4. Submission of Matters to a Vote of Security Holders          30

  Item 5. Other Information                                            30

  Item 6. Exhibits and Reports on Form 8-K                             30

Signatures                                                             31

                                SNOWBALL.COM, INC.

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Condensed Consolidated Financial Statements (unaudited)
----------------------------------------------------------------

A.    Condensed Consolidated Balance Sheets (unaudited)
      -------------------------------------------------
      (In thousands, except share and per share amounts)

                                                                                September 30,           December 31,
                                                                                    2000                    1999
                                                                               --------------           ------------
 ASSETS
 Current assets
       Cash and cash equivalents                                                     $ 39,615               $ 25,489
       Short-term investments                                                           5,111                  8,000
       Accounts receivable, net                                                         3,566                  2,560
       Prepaid expenses and other current assets                                        2,037                  2,235
                                                                                     --------               --------
            Total current assets                                                       50,329                 38,284

 Goodwill and intangible assets, net                                                    7,439                  3,355
 Fixed assets, net                                                                     10,580                  4,368
 Other assets                                                                             658                    711
                                                                                     --------               --------
            Total assets                                                             $ 69,006               $ 46,718
                                                                                     ========               ========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
       Accounts payable                                                              $  5,571               $  4,757
       Accrued liabilities and other                                                    6,099                  3,081
       Deferred revenue                                                                 1,745                    702
       Notes and loan payable                                                               -                    400
       Current equipment financing obligations                                          1,620                  1,081
                                                                                     --------               --------
            Total current liabilities                                                  15,035                 10,021

 Long-term equipment financing obligations                                              1,910                  2,036

 Stockholders' equity
       Common stock, $0.001 par value:
            Authorized:       1999 - 37,500,000 shares
                              2000 - 100,000,000 shares
            Outstanding:      1999 - 5,585,500 shares
                              2000 - 37,619,150 shares                                     37                      6

       Convertible preferred stock, $0.001 par value, issuable in series
            20,000,000 shares authorized and 18,066,300 shares
            issued and outstanding at December 31, 1999;
            no shares outstanding at September 30, 2000                                     -                     18
       Additional paid-in capital                                                     152,951                 88,662
       Other                                                                           (7,849)               (14,264)
       Accumulated deficit                                                            (93,078)               (39,761)
                                                                                     --------               --------
              Total stockholders' equity                                               52,061                 34,661
                                                                                     --------               --------
              Total liabilities and stockholders' equity                             $ 69,006               $ 46,718
                                                                                     ========               ========

See notes to condensed consolidated financial statements.

SNOWBALL.COM, INC.

B.    Condensed Consolidated Statements of Operations (unaudited)
      -----------------------------------------------------------
      (In thousands, except per share amounts)

                                                            Three Months Ended September 30,       Nine Months Ended September 30,
                                                                  2000       1999                      2000            1999
                                                          ---------------------------            -------------------------------

Revenue                                                           $5,194      $1,206                   $15,986         $3,214
Cost of revenue                                                    3,041       1,052                     8,962          2,287
                                                          ---------------------------           ------------------   -----------

       Gross margin                                                2,153         154                     7,024            927

Operating expenses:
      Production and content                                       2,373       1,760                     8,906          3,962
      Engineering and development                                  2,441       1,473                     7,186          3,083
      Sales and marketing                                          8,248       7,100                    32,595          9,702
      General and administrative                                   1,392         781                     4,809          2,100
      Stock-based compensation (1)                                 1,286         506                     5,132            506
      Amortization of goodwill and intangible assets               1,105          74                     2,885             89
                                                          ---------------------------         ----------------------------------
            Total operating expenses                              16,845      11,694                    61,513         19,442
                                                          ---------------------------         ----------------------------------

Loss from operations                                             (14,692)    (11,540)                  (54,489)       (18,515)
Interest and other income, net                                       569         177                     1,172            299
                                                          ---------------------------         ----------------------------------
Net Loss                                                        $(14,123)   $(11,363)                 $(53,317)      $(18,216)
                                                          ===========================         ==================================


Net Loss Per  Share - Basic and Diluted                           $(0.42)    $(51.89)                   $(2.24)      $(107.15)
                                                          ===========================         ==================================

Shares used in per share calculation                              33,907         219                    23,752            170
                                                          ===========================         ==================================


Pro Forma Net Loss Per Share - Basic and Diluted                              $(0.53)                   $(1.69)        $(1.10)
                                                                          ===========         ==================================

Shares used in pro forma per share calculation                                21,247                    31,521         16,513
                                                                          ===========         ==================================

(1)   Stock-based compensation relates to the following:
      Cost of revenue                                                 $7         $-                      $  19            $-
      Production and content                                          456        126                     1,402            126
      Engineering and development                                      80        102                       427            102
      Sales and marketing                                             251        263                     1,263            263
      General and administrative                                      492         15                     2,021             15
                                                          --------------- -----------          ---------------------------------
            Total                                                  $1,286       $506                    $5,132           $506
                                                          ===========================         ==================================

See notes to condensed consolidated financial statements.

SNOWBALL.COM, INC.

C.    Condensed Consolidated Statements of Cash Flows (unaudited)
      -----------------------------------------------------------
      (In thousands)

                                                                                        Nine Months        Ended September 30,
                                                                                           2000                  1999
                                                                                    -------------------    -----------------
Cash Flows from Operations
      Net loss                                                                                $(53,317)            $(18,216)
      Reconciliation to net cash used in operations:
         Depreciation and amortization                                                           5,532                  767
         Stock-based compensation                                                                5,132                  506
         Charitable contribution of common stock                                                 1,000                    -
         Other noncash expenses                                                                    630                  374
         Changes in assets and liabilities:
            Accounts receivable                                                                 (1,472)                (423)
            Prepaid expenses and other assets                                                      198               (1,402)
            Accounts payable and accrued liabilities                                             3,832                5,509
            Deferred revenue                                                                     1,043                  282
                                                                                    -------------------    -----------------
Net cash used in operating activities                                                          (37,422)             (12,603)
                                                                                    -------------------    -----------------

Cash Flows from Investment Activities
      Change in short-term investments                                                           2,889               (2,991)
      Acquisition of goodwill and intangible assets                                             (6,050)              (1,610)
      Purchases of fixed assets                                                                 (8,859)              (4,176)
                                                                                    -------------------    -----------------
Net cash used in investment activities                                                         (12,020)              (8,777)
                                                                                    -------------------    -----------------

Cash Flows from Financing Activities
      Proceeds from issuance of common stock related
         to initial public offering, net                                                        62,033                    -
      Proceeds from other issuance of common and preferred stock                                 1,522               27,302
      Proceeds from equipment financing obligations                                              1,526                1,877
      Proceeds from borrowings                                                                  12,000                    -
      Payment of borrowings                                                                    (12,400)                   -
      Payment of equipment financing obligations                                                (1,113)                   -
                                                                                    -------------------    -----------------
Net cash provided by financing activities                                                       63,568               29,179
                                                                                    -------------------    -----------------

Net increase in cash and cash equivalents                                                       14,126                7,799
Cash and cash equivalents at beginning of period                                                25,489                    -
                                                                                    -------------------    -----------------
Cash and cash equivalents at end of period                                                    $ 39,615             $  7,799
                                                                                    ===================    =================



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

2.  THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES
       Snowball is an Internet company that operates a network of destination websites for members of Generation i and the companies that want to reach them. For these web-centric young adults, Snowball provides current content, relevant services such as email and instant messaging, a forum for interacting with one another and carefully selected merchandise. In addition to creating original content, we expand the breadth and depth of our content offerings by adding affiliated web sites to our network. This network model enables us to build our traffic and brand rapidly, and to realize revenue in a variety of ways-through traditional online advertising and sponsorships, and by providing customer acquisition and audience development services to companies that target Generation i. We organize both our own web sites and affiliated web sites around networks that target different segments of Generation i, providing a demographic and lifestyle targeting mechanism for our marketing customers.

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

3.  ACQUISITIONS
       In February 2000, Snowball signed an asset purchase agreement to acquire all of the assets of GameSages LLC, an Internet content provider, in exchange for approximately $4.8 million in cash. The financial results of this entity were insignificant and, therefore, no pro forma information reflecting this acquisition has been presented.

       In December 1999, the Company completed the acquisition of Extreme Interactive Media, Inc. ("Extreme") for $1.9 million in cash, common stock and unsecured promissory notes. The purchase price may be increased by up to $3.5 million of additional cash consideration based upon the attainment of certain economic milestones by Extreme. As of September 30, 2000, the Company paid $1.2 million of additional cash consideration.

4.  NET LOSS PER SHARE
       Basic and diluted net loss per share are presented in conformity with Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," for all periods presented.

       In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Basic and diluted pro forma net loss per share, as presented in the condensed consolidated statements of operations, have been computed pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 98 and give effect to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance.

                              SNOWBALL.COM, INC.

       The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per common share (in thousands, except per share data):

                                                        Three months ended                    Nine months ended
                                                           September 30,                        September 30,
                                                      2000              1999                2000              1999
                                                  -------------    ---------------     ---------------    --------------
Net loss                                             $ (14,123)          $(11,363)           $(53,317)         $(18,216)

Basic and diluted:
      Weighted average shares of common stock
       outstanding                                      37,474              5,010              27,791             3,760

      Less: weighted average shares subject to
       repurchase                                       (3,567)            (4,791)             (4,039)           (3,590)
                                                  -------------    ---------------     ---------------    --------------

      Weighted average shares used in
       computing basic and diluted net loss per
       share                                            33,907                219              23,752               170
                                                  -------------    ---------------     ---------------    --------------
Basic and diluted net loss per share                  $  (0.42)          $ (51.89)           $  (2.24)         $(107.15)
                                                  =============    ===============     ===============    ==============


Pro forma:
      Shares used in the above calculation                                    219              23,752               170
      Pro forma adjustment to reflect weighted
       effect of assumed conversion of
       convertible preferred stock                                         21,028               7,769            16,343
                                                                     ---------------   ---------------    ---------------
      Shares used in computing pro forma basic
       and diluted net loss per share                                      21,247              31,521            16,513
                                                                     ---------------   ---------------    ---------------
Pro forma basic and diluted net loss per share                           $  (0.53)           $  (1.69)         $  (1.10)
                                                                     ===============   ===============    ==============

5.   COMMITMENTS
       During the second quarter of 2000, the Company entered into two new operating lease agreements for its sales and marketing offices in Connecticut and New York, for 5 and 10 years, respectively. The Company will pay total future minimum lease payments of $7.3 million over the terms of these new leases.

       In October 2000, the Company relocated its headquarters to Brisbane, California and began occupying new facilities in New York and Connecticut. Associated with the occupancy of its new office in Brisbane, California and its new sales and marketing offices, the Company is contributing a significant amount towards the build out of these facilities. This amount is subject to change, but is currently estimated at approximately $12 million. Of this amount, $6 million had been spent at September 30, 2000 and the remainder is expected to be spent during the next two quarters. Under the terms of a lease agreement, approximately $5 million of the total amount is refundable, and is expected to be refunded before March 30, 2001. In addition, the Company has issued letters of credit of approximately $5.1 million in conjunction with its operating leases.

                              SNOWBALL.COM, INC.

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

        During the third quarter of 2000, the Company recorded $0.9 million of deferred stock compensation and recognized $0.1 million of expense associated with the cancellation of options to purchase 467,250 shares of common stock and the related issuance of 467,250 shares of restricted stock and stock options. The restricted stock is subject to fixed expense accounting over its vesting period. The stock options are subject to variable expense accounting, which requires re-measurement until the date the options are exercised, forfeited, or expire unexercised. Accordingly, additional compensation expense may be recorded in future periods due to the variable treatment of these options. Expenses associated with these issuances are charged to stock based compensation.

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

       In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the Staff's

                              SNOWBALL.COM, INC.

views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB No. 101 until the fourth quarter of the current year. Snowball does not expect the implementation to materially impact the results of its operations.

                              SNOWBALL.COM, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
of Operations
-------------

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

     In addition to the creation of our own web site content, our relationships with our affiliates are an important part of our business model. By adding new affiliates to our networks, we are able to gain new content and increase the consolidated page views of our networks. We have typically entered into agreements with affiliates for periods of between six months and five years. These agreements offer affiliates revenue opportunities and a package of integrated marketing services and support in exchange for the integration of their site and audience into our network and the use of their site for advertising, promotions and sponsorships. Typically, we pay affiliates a portion of the revenue generated from advertising, promotions and sponsorships run on their pages, and often include fixed or variable minimum guaranteed payments.

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

     To date, we have derived revenue principally from short-term contracts for banner advertisements, buttons and textlinks. Under these contracts, we provide advertisers with a number of ``impressions,'' or a number of times a user will view their advertisements, for which we receive a fee. Advertising revenue is recognized at the lesser of the straight-line basis over the term of the contract or the ratio of impressions delivered over total committed impressions, provided that we do not have any significant remaining obligations and collection of the resulting receivable is probable. To the extent that minimum committed impression levels or other obligations are not met, we defer recognition of the corresponding revenue until such levels are achieved.

     Revenue also includes fees from sponsorship, fixed slotting fees, variable lead generation, commerce partnerships and other marketing programs under contracts in which we commit to provide our business customers with promotional opportunities and Web site and editorial services in addition to traditional banner advertising. These agreements typically provide for the delivery of advertising impressions on our web sites, exclusive placement on our networks, special content and promotional offers and the design and development of customized sites to enhance the promotional objectives of the advertiser or commerce partner. We generally receive a fixed fee and or incremental payments for lead generation, customer delivery or traffic driven to the commerce partner's site. Revenue that includes delivery of various types of impressions is recognized based on the lesser of the straight-line basis over the term of the contract or the ratio of average impressions delivered over the average total guaranteed impressions. The portion of any up-front nonrefundable fee specified in the contract related to the up-front design work is also recognized at the lesser of the straight-line basis over the term of the contract or the ratio of average impressions delivered over the average total guaranteed impressions.

     Since our inception we have never been profitable. Furthermore, due in part to the financial difficulties experienced recently by Internet and Internet-related companies and reductions in advertising budgets of companies that advertise on the Internet, we cannot assure you that our revenue will grow or that we will ever achieve or maintain profitability. We anticipate that we will incur additional operating losses at least through 2001. In addition we have recently experienced a shift in the source of our advertising revenues from Internet companies to companies in more traditional lines of business. These advertisers often have substantially different requirements and expectations than Internet companies with respect to advertising programs. If we are unsuccessful in adapting to the needs of our advertisers, it could have a material adverse effect on our business, operating results and financial condition.

                             Results of Operations

Revenue
Revenue was $5.2 million and $16.0 million for the three and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 1999, revenue was $1.2 million and $3.2 million, respectively. Our increase in revenue during these periods can be attributed to our expansion efforts in sales and marketing and increases in our available inventory of internal and affiliated pageviews. Revenue for the third quarter of 2000 declined by $1.0 million compared to the second quarter of 2000 due primarily to industry-wide weakness in the online advertising market and the associated decrease in marketing and advertising spending by this market segment. Many of our customers did not continue or renew their advertising and marketing programs with us this quarter causing revenue to decline. This was only partially offset by revenue from new customers. Also during the third quarter of 2000, we broadened our product offerings. We believe this broader range of marketing and advertising solutions may help us to increase our revenue. However, these new solutions may take several quarters to produce any results, and if they are not accepted by our customers, will not increase revenue at all.

                               SNOWBALL.COM, INC

Cost of Revenue
Cost of revenue consists primarily of expenses related to operating Company-owned web sites, guaranteed payments or the portion of revenue owed to our affiliates for advertising and marketing placed on their web sites, and costs of content and community tools. At September 30, 2000, we had 313 affiliates compared to 114 at September 30, 1999. As a result of expanding and improving our web site operations, increases in hosting costs and payments to affiliates resulted in an increase in cost of revenue to $3.0 million during the third quarter of 2000 compared to $1.1 million in the prior year period. For the nine months ended September 30, 2000 and 1999, cost of revenue was $9.0 million and $2.3 million, respectively. Gross margin declined to 41% for the third quarter of 2000 compared to 44% for the nine months ended September 30, 2000 due to the decline in revenue relative to certain fixed costs of revenue charges. Cost related to affiliates are expected to vary from period to period as we acquire affiliates or selected sites from affiliates or terminate our relationship with affiliates or as we expand or contract the portion of our total sites that are represented by affiliates versus those that we own and operate directly.

Operating Expenses
We categorize operating expenses into production and content, engineering and development, sales and marketing, general and administrative, stock-based compensation and amortization of goodwill and intangible assets. Total operating expenses for the three months ended September 30, 2000 were $16.8 million compared to $11.7 million for the prior year period. Excluding significant non-cash expenses for stock-based compensation and amortization of goodwill and intangible assets, operating expenses were $14.5 million in the third quarter of 2000 compared to $11.1 million in the third quarter of 1999. Operating expenses in all categories increased primarily as a result of our overall growth, including personnel increases from 170 employees at September 30, 1999 to 310 employees at September 30, 2000. Additionally, operating expenses increased as a result of higher outside consulting costs, and increases in rent and facilities expenses for expanding our principal office space in San Francisco and opening new offices in Los Angeles, New York and Connecticut. These expenses are expected to increase further due to the anticipated growth of our business, the relocation of our offices in October 2000, costs related to our new facilities, and additional corporate costs associated with operations as a public company. Some of these increases may be offset by our reduction in personnel by 15%, or 50 persons, during October 2000 and other expense control efforts.

Production and content costs increased to $2.4 million in the third quarter of 2000 compared to $1.8 million in the prior year period. For the nine months ended September 30, 2000, these expenses rose to $8.9 million from $4.0 million for the prior year period. These increases are due primarily to expansion of our editorial, artistic and production staff; payments to additional freelance writers and artists; and computer-related expenses for the creation of content for our web sites.

Engineering and development expenses increased to $2.4 million for the three months ended September 30, 2000 from $1.5 million for the prior year period. For the nine months ended September 30, 2000, these expenses increased to $7.2 million from $3.1 million for the prior year period. These increases are due primarily to additional personnel, consulting and recruiting fees associated with expanding our development and programming efforts and depreciation expense associated with the increase in capital equipment.

                               SNOWBALL.COM, INC

Sales and marketing expenses increased to $8.2 million for the three months ended September 30, 2000 from $7.1 million for the prior year period. For the nine months ended September 30, 2000 these expenses increased to $32.6 million from $9.7 million for the prior year period. During the three and nine months period ended September 30, 2000, increases resulted from costs associated with increasing our sales and marketing staff as well as our advertising, marketing and branding activities. Beginning March 2000 and continuing through May 2000, we conducted a national television and radio advertising campaign to increase awareness of the Company among our target audience and customers. In addition, during the second quarter of 2000, we added a market research group. However, sales and marketing expenses decreased $3.0 million for the third quarter of 2000 compared to the second quarter of 2000. This decrease was due primarily to the reduction of our advertising, marketing and branding activities, and decreases in our sales and marketing staff in the third quarter of 2000.

General and administrative expenses increased to $1.4 million for the third quarter of 2000 compared to $0.8 million in the third quarter of 1999. For the nine months ended September 30, 2000, these expenses rose to $4.8 million from $2.1 million for the first nine months of 1999. Included in the first quarter of 2000 was a one-time non-cash contribution of 100,000 shares of our common stock with a fair value of $1.0 million to a charitable foundation.

Stock-based compensation expenses were $1.3 million and $5.1 million for the three and nine months ended September 30, 2000, respectively, and $0.5 million for the three and nine months ended September 30, 1999. Included in the third quarter of 2000 expense was $0.1 million associated with the cancellation of options to purchase 467,250 shares of common stock and the issuance of 467,250 shares of restricted stock and stock options. Stock-based compensation expense represents the difference between the exercise price of options granted and the deemed fair value of the common stock underlying these options on the date of grant amortized on an accelerated basis over the vesting period of the options. At September 30, 2000, we had deferred stock compensation expense of $5.5 million, which includes $0.9 million associated with the restricted stock and stock option issuances referenced above, to be amortized over the vesting period of the grants which is generally four years.

Amortization of goodwill and intangible assets for the three and nine months ended September 30, 2000 was $1.1 million and $2.9 million, respectively. These expenses include the continuing amortization of costs associated with our 1999 acquisitions as well as our February 2000 acquisition of GamesSages LLC for $4.8 million. Amortization of goodwill and intangible assets is over three years or less.

     In addition, upon the attainment of certain economic milestones, we will pay up to $3.5 million of additional cash consideration related to our fourth quarter 1999 acquisition of Extreme Interactive Media, Inc. As a result of this additional purchase price, amortization expense is expected to increase. For the nine months ended September 30, 2000, we paid an additional $1.2 million in connection with the attainment of these milestones. To the extent that more of these milestones are met, amortization expenses will increase.

                              SNOWBALL.COM, INC.

                        Liquidity and Capital Resources

     Cash used by operations totaled $37.4 million during the first nine months of 2000 compared to $12.6 million during the first nine months of 1999. This increase resulted primarily from increases in net losses. Working capital at September 30, 2000 amounted to $35.3 million, including cash, cash equivalents and short-term investments of $44.7 million.

     Capital expenditures of $8.9 million for the nine months ended September 30, 2000 include $6 million for leasehold improvements and capital purchases associated with the relocation of our principal office to Brisbane, California and our sales office in New York. Capital expenditures for the nine months ended September 30, 1999 were $4.2 million. Capital expenditures for the remainder of 2000 are expected to be approximately $6 million, which is primarily for leasehold improvements and capital purchases associated with our principal offices and our new sales and marketing offices in New York and Connecticut. Under the terms of a lease agreement, we expect that approximately $5 million of the total amount will be reimbursed prior to March 31, 2001.

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

     As a result of the attainment of certain economic milestones, as of September 30, 2000 we paid $1.2 million as additional consideration associated with our acquisition of Extreme Interactive Media, Inc. Pursuant to the related purchase agreement, we may pay up to an additional $2.3 million in connection with this acquisition.

     In April and October 1999, we entered into equipment lease lines of credit totaling $5 million. These credit facilities have terms of three years and bear interest at the rate of 7.5% per year. In connection with these credit facilities, we issued warrants to the lessor to purchase 31,595 shares of our common stock at $3.17 per share and 21,097 shares of our common stock at $7.11 per share. These credit facilities do not include any financial covenants. On March 24, 2000, the lessor exercised the warrants associated with these credit facilities and executed a non-cash conversion into 29,960 shares of our common stock.

     In November 1999, we entered into a term loan agreement for up to an aggregate of $15.2 million. In connection with this loan agreement, we issued to the lenders promissory notes, bearing interest at the rate of 11% per annum, and warrants to purchase 270,000 shares of our common stock at an exercise price of $8.44 per share. Of this amount, warrants to purchase 115,192 shares expired during the third quarter of 2000. The note holders maintained a first position lien on all of our assets, excluding fixed assets. These credit facilities did not include any financial covenants. In December 1999, $12 million of the loan was repaid and the note holders cancelled $3 million of indebtedness under the notes in exchange for 300,000 shares of our Series C preferred stock at $10 per

                              SNOWBALL.COM, INC.

share. In February 2000, we borrowed $12 million, under the terms of this loan agreement. In April 2000, we repaid $12.3 million in principal, accrued interest and fees on this term loan.

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

                               SNOWBALL.COM,INC.

     We cannot forecast our revenue and operating results with precision, particularly because our products and services are relatively new and evolving, and our prospects uncertain. If revenue in a particular period does not meet expectations, it is likely that we will be unable to adjust our level of expenditures significantly for the same period. If our operating results fail to meet expectations, the trading price of our common stock would decline.

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

     We have incurred net losses since the formation of our business in January 1997. At September 30, 2000, we had an accumulated deficit of approximately $93 million. We may increase our operating expenses to expand our affiliate base, develop additional networks, expand our sales and marketing operations, hire more salespersons, increase our marketing and promotional activities, develop and upgrade our technology and purchase equipment and leasehold improvements for our operations and network infrastructure. We also may incur costs relating to the acquisition of content, other businesses or technologies. Whether we increase expenditures or not, we may not generate sufficient revenue to offset our expenditures. As a result, we expect to incur significant operating losses on a quarterly basis for the foreseeable future, and may never be profitable. Even if we do achieve profitability, we might not be able to sustain profitability on a quarterly or annual basis in the future.


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

                               SNOWBALL.COM,INC.

     We may also choose not to retain all of our affiliates or reduce our reliance on certain affiliates due to cost, change in our desired content, program objectives, or other reasons. If we change or terminate existing affiliate relationships, we cannot assure you that we will be able to retain the affiliates with whom we have changed our relationship or to attract new affiliates.

     During the first nine months of 2000, the loss of affiliates did not have a significant impact on our revenue because we entered into agreements with new affiliates during the same period. We cannot assure you, however, that we will not lose a major affiliate in the future, which could cause our revenue to decline. We also must continue to identify potential new affiliates to ensure that we keep pace with the changing interests, styles, trends and preferences of Generation i. Web sites targeting Generation i might not continue to emerge at their current pace or at all. Moreover, we may be unable to identify potential new affiliates as they emerge or to negotiate affiliate agreements with potential new affiliates on a timely basis. In addition, we will likely face increasing competition for the content and services provided by current or potential affiliates. If we fail to continue to identify and enter agreements with potential new affiliates on a timely basis, our networks may lose their relevance to Generation i, we will lose advertising and promotional opportunities and our revenue will decline.


If our IGN network is unsuccessful, our revenue will decline substantially.

     We rely upon IGN for a substantial portion of our traffic and advertising revenue. IGN is a network of web sites that provide information and entertainment to Generation i men. IGN accounted for approximately 72% of our consolidated page views in September 2000, approximately 22% of our registered users as of September 30, 2000 and a substantial portion of our revenue for the three and nine months ended September 30, 2000. If we are unable to anticipate changes in the interests, styles, trends or preferences of the audience targeted by IGN, if we are unable to maintain our relationship with affiliates of IGN or incorporate new affiliates into the IGN network on a timely basis or if IGN otherwise loses traffic, our ability to generate advertising revenue would be impeded to an even greater extent than if any of those events occurred with respect to any of our other networks.


If our advertising, commerce partnerships and marketing agreements are terminated or are not renewed, our revenue will decline.

To date, we have derived a substantial portion of our revenue from a small number of advertising, commerce and marketing customers. We expect that this will continue during the early stages of our development and may continue indefinitely. If our arrangements with these customers are terminated or are not renewed, our revenue will decline. In addition, many of our advertising, commerce and marketing customers enter into agreements with us that have a term of less than six months, and one or more of our material advertising agreements has a six-month term or termination rights at various points during the contract. As a result, our customers could and do cancel these agreements, change their advertising expenditures or buy advertising from our competitors on relatively short notice and without penalty. Because we expect to derive a large portion of our future revenue from advertising and marketing arrangements, these short-term agreements expose us to competitive pressures and potentially severe fluctuations in our financial results.

                            SNOWBALL.COM, INC.


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

     We currently derive substantially all of our revenue from advertisers and commerce partners who pay us to advertise on our networks, and our business model depends in part on increasing the amount of this revenue. The market for advertising revenue is highly competitive and demand has recently decreased significantly. We must continue to attract and retain users to compete successfully for advertising revenue. If we fail to attract and retain more users, our revenue will decline. Many of our current competitors, as well as a number of potential new competitors, have significantly greater editorial, financial, technical, marketing, sales and other resources than we do. Our competitors may develop content and service offerings that are superior to ours or achieve greater market acceptance than ours. Moreover, if our content and service offerings fail to achieve success in the short term, we could suffer an insurmountable loss in market share and brand acceptance.


Technical problems or intentional service adjustments with either our internal or our outsourced computer and communications systems could interrupt or decrease our service, resulting in decreased customer satisfaction, the possible loss of users and advertisers and a decline in revenue.

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

                               SNOWBALL.COM,INC.

     Our web sites reside on computer systems located in the San Francisco Bay area. Fire, earthquakes, power loss, water damage, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events, may damage our computer systems and interrupt service. Moreover, scheduled upgrades and changes to our computer systems may increase our operating cost or result in unsatisfactory performance. Our computer system's continuing and uninterrupted performance is critical to our success. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.


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


Our failure to manage change effectively could result in our inability to operate our business effectively.

     We have rapidly and significantly expanded and reduced our operations and anticipate that further change will be required to address potential market problems and opportunities. If we fail to manage this change effectively, we will be unable to operate our business effectively. From our incorporation in January 1999 to September 30, 2000, our business grew from approximately 40 employees to 310 employees and subsequently decreased to approximately 265 employees as of October 31, 2000. These rapid changes have placed, and we expect them to continue to place, a

                            SNOWBALL.COM, INC.

significant strain on our management, operational and financial resources. As part of these changes, we may have to implement new operational and financial systems, procedures and controls and expand, combine or eliminate existing networks and organizational structures.


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

  .  the willingness of advertisers to become and remain our customers.


Additional financings could disadvantage our existing stockholders.

     If additional funds are raised through the issuance of equity securities, the percentage ownership of our existing stockholders would be reduced and the value of their investments might decline. In addition, any new securities issued might have rights, preferences or privileges senior to those securities held by our existing stockholders. If we raise additional funds through the issuance of debt, we might become subject to restrictive covenants.


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

                               SNOWBALL.COM,INC.


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

     Companies frequently resort to litigation regarding intellectual property rights. From time to time, we have received, and we may in the future receive, notices of claims of infringement of other parties' proprietary rights. We may have to litigate to defend claims that we have infringed the intellectual property rights of others. Any claims of this type could subject us to significant liability, be time-consuming and expensive, divert management's attention, require the change of our trademarks and the alteration of content, require us to redesign our web sites or services or require us to pay damages or enter into royalty or licensing agreements. These royalty or licensing agreements, if required, might not be available on acceptable terms or at all. If a successful claim of infringement were made against us and we could not develop non-infringing intellectual property or license the infringed or similar intellectual property on a timely and cost-effective basis, we might be unable to continue operating our business as planned.


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

                               SNOWBALL.COM,INC.


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

     There can be no assurance that customers will continue to purchase advertising or marketing programs or commerce partnerships on our web pages, or that market prices for web-based advertising will not decrease due to competitive or other factors. In addition, if a large number of Internet users use filter software programs that limit or remove advertising from the user's monitor, advertisers may choose not to advertise on the Internet. Moreover, there are no widely accepted standards for the measurement of the effectiveness of Internet advertising, and standards may not develop sufficiently to support Internet advertising as a significant advertising medium.


Our ability to implement our business strategy and our ultimate success depend on continued growth in the use of the Internet and the ability of the Internet infrastructure to support this growth.

     Our business strategy depends on continued growth in the use of the Internet and increasing the number of users who visit our networks. A decrease in the growth of web usage, particularly usage by Generation i, would impede our ability to implement our business strategy and our ultimate success. If the Internet continues to experience significant growth in the number of users, frequency of use and amount of data

                               SNOWBALL.COM,INC.


transmitted, the Internet infrastructure might not be able to support the demands placed on it or the performance or reliability of the Internet might be adversely affected. Web sites have experienced interruptions in service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays occur frequently in the future, Internet usage, as well as the usage of our web sites, could grow more slowly than expected or decline. Security and privacy concerns may also slow growth. Because our revenue ultimately depends upon Internet usage generally as well as on our web sites, our business may suffer as a result of retarded or declining growth.


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

                               SNOWBALL.COM,INC.


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

                               SNOWBALL.COM,INC.


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

     We introduced ChickShops, our first e-commerce initiative, in December 1999 and the Snowball Shopping Network in October 2000 and plan to develop a range of e-commerce activities. Consumers may sue us if any of the products sold through our web sites are defective, fail to perform properly or injure the user. Liability claims resulting from our sale of products could require us to spend significant time and money in litigation or to pay significant damages.


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

                               SNOWBALL.COM,INC.


  .  the addition or loss of affiliates;

  . changes in the market valuations of other Internet content and service companies;

  . announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

  .  changes in financial estimates or recommendations by securities analysts;

  .  additions or departures of key personnel;

  .  additions or departures of key customers and

  .  not meeting minimum Nasdaq listing requirements.

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

     Our current stockholders hold a substantial number of shares which they recently became entitled to sell in the public market. Sales of a substantial number of these shares could reduce the market price of our common stock. These sales could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.


Our officers and directors and their affiliates exercise significant control over us, which could disadvantage other stockholders.

     Our executive officers and directors and their affiliates together owned approximately 67% of our outstanding common stock as of September 30, 2000. Christopher Anderson, the chairman of our board of directors, owned approximately 40% of our outstanding common stock alone. As a result, these stockholders exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of control could disadvantage other stockholders with interests different from those of our officers, directors and their affiliates. For example our officers, directors and their affiliates could delay or prevent someone from acquiring or merging with us even if the transaction would benefit other stockholders.

                               SNOWBALL.COM,INC.


Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this Form 10-Q that are not statements of historical facts are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on beliefs of management, as well as assumptions made by and information currently available to management. Such statements also are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. All statements, other than statements of historical fact, included in this Form 10-Q, regarding our strategy, future operations, financial position, estimated revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. Words such as "may," "will," "should," "anticipates," "projects," "predicts," "expects," "intends," "plans," "believes," "seeks" and "estimates," and variations of these words and similar expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are only predictions and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.


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

               We had no foreign currency hedging or other derivative financial instruments as of September 30, 2000.



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

                               SNOWBALL.COM,INC.


          The offering commenced on March 24, 2000 and terminated following the sale of all securities registered under the Registration Statement (excluding 937,500 shares of common stock reserved for issuance in connection with the exercise of the underwriters' over-allotment option). The initial public offering price was $11 per share for an aggregate initial public offering of $68.8 million.

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

     Securities and Exchange Commission registration fee..........                   $   22,770
     NASD filing fee..............................................                        9,125
     Nasdaq National Market filing fee............................                       95,000
     Accounting fees and expenses.................................                      500,000
     Legal fees and expenses......................................                      600,000
     Road show expenses...........................................                       85,000
     Printing and engraving expenses..............................                      370,000
     Blue sky fees and expenses...................................                       10,000
     Transfer agent and registrar fees and expenses...............                       10,000
     Miscellaneous................................................                      298,105
                                                                                     ----------
             Total................................................                   $2,000,000
                                                                                     ==========


          After deducting the underwriting discounts and commissions and the offering expenses, the estimated net proceeds to Snowball from the offering were approximately $62 million.

          From March 24, 2000 to September 30, 2000, we used the net proceeds from this offering for repayment of debt, investing in short-term, interest bearing, investment grade securities and general corporate purposes, including advertising and promoting our brands, maintaining our sales and marketing activities, purchasing fixed assets and improving our facilities.

          We expect that we will use the remaining net proceeds for short-term, interest-bearing, investment-grade securities, lease payments that may be incurred under our credit facility, purchases of fixed assets, relocation of our offices, possible acquisitions and other general corporate purposes.

                               SNOWBALL.COM,INC.


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




                                      SNOWBALL.COM, INC.


Date:  November 13, 2000              By /s/ Mark A. Jung
       -----------------              -------------------

                                      Mark A. Jung
                                      Chief Executive Officer and Director



Date:  November 13, 2000              By /s/ James R. Tolonen
       -----------------              -----------------------

                                      James R. Tolonen
                                      Chief Financial Officer, Chief Operating
                                      Officer and Director



Date:  November 13, 2000              By /s/ Janette S. Chock
       -----------------              -----------------------

                                      Janette S. Chock
                                      Vice President, Controller
                                      and Chief Accounting Officer