Form 10-K405
period 2000-12-31
SNOWBALL COM INC
filed 2001-03-30
CIK 1101547

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                   For the Fiscal Year Ended December 31, 2000

                                       or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the transition period from _______ to ________

                        Commission File Number: 000-29121

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

                         -------------------------------

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

                          COMMON STOCK $0.001 PAR VALUE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) whether the registrant has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of such shares on March 6, 2001 as reported on the Nasdaq National Market, was approximately $ 5,001,000.

As of March 6, 2001, there were 12,112,154 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the registrant's June 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this annual report on Form 10-K.

                               SNOWBALL.COM, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS


                                                                        Page No.
PART I

     Item 1.    Business                                                       1

     Item 2.    Properties                                                     9

     Item 3.    Legal Proceedings                                             10

     Item 4.    Submission of Matters to a Vote of Security Holders           10

     Item 4A.   Executive Officers                                            10

PART II

     Item 5.    Market for Registrant's Common Equity and Related
                Stockholder Matters                                           12

     Item 6.    Selected Consolidated Financial Data                          13

     Item 7.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                     15

     Item 7A.   Quantitative and Qualitative Disclosures About Market Risk    31

     Item 8.    Consolidated Financial Statements and Supplementary Data      32

     Item 9.    Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                           56

PART III

     Item 10.   Directors and Executive Officers of the Registrant            56

     Item 11.   Executive Compensation                                        56

     Item 12.   Security Ownership of Certain Beneficial Owners
                and Management                                                56

     Item 13.   Certain Relationships and Related Transactions                56

PART IV

     Item 14.   Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K                                           56

Signatures                                                                    60

Snowball, ChickClick, IGN, HighSchoolAlumni, ChickShops, SnowballShopping, and their respective logos are the trademarks of Snowball.com, Inc. All other trademarks or trade names appearing elsewhere in this annual report are the property of their respective holders.

                           FORWARD-LOOKING STATEMENTS

            Certain statements contained in this annual report on Form 10-K that are not statements of historical facts are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on beliefs of management, as well as assumptions made by and information currently available to management. Such statements are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. All statements, other than statements of historical fact, included in this annual report on Form 10-K regarding our strategy, future operations, financial position, estimated revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. Words such as "may," "will," "should," "anticipates," "projects," "predicts," "expects," "intends," "plans," "believes," "seeks" and "estimates" and variations of these words and similar expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are only predictions and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

            Snowball is an Internet media company that operates a network of destination web sites providing content, community and commerce to Generation i ("Gen i"(TM)), which we define as our audience of young adults, primarily 13 to 30 years of age, who regularly use the Internet. We sell advertising, marketing and commerce programs to companies that wish to reach this audience for branding, education or sales of their products and services. We serve our audience by providing editorial content, relevant services such as e-mail and instant messaging, a forum for interacting with one another and access to third party merchandise. We serve our customers by providing access, targeting and communication to our audience, and relevant contextual integration for customer products, services and messages. In addition to creating original content, we continuously work to expand the breadth and depth of our content offerings by selectively adding affiliated web sites to our network. We had approximately 200 affiliated web sites as of December 31, 2000. This network and affiliate business model has allowed us to build our traffic and brand rapidly and we were ranked by Media Metrix as one of the 40 highest trafficked Internet destination sites every month of the year 2000. To attract and retain affiliates, we provide an integrated package of sales and marketing services, technical support and audience development opportunities.

            We organize both our own web sites and affiliated web sites around networks that target different segments of the Gen i audience. Currently, our networks are:

      o     IGN, which provides information and entertainment to Gen i men;

      o ChickClick, which provides content and community features to Gen i women and;

      o HighSchoolAlumni, which provides information, communication tools and locator services to high school students, faculty and graduates.

            In addition to our own networks, we produce a web site for the National Football League, NFL under the helmet, that provides content and information targeted to Gen i regarding the NFL and its teams.

            We also provide a shopping channel across our networks, SnowballShopping, which provides demographically relevant comparison and purchasing opportunities for our customers' products and services.

            By offering targeted access to a large and growing audience with attractive demographic characteristics, we are able to generate marketing and advertising revenue in a variety of forms. These include promotions and sponsorships with negotiated financial terms, slotting and lead-generation fees from merchants that seek preferential placement on our sites and in our shopping channels, and sales of various forms of banner, button and textlink advertising, both traditional and contextual. In addition, we offer our customers opt-in registration, e-mail and newsletter programs to reach our audience directly, and full-service hosting and editorial production. Based upon the number of unique visitors that visited our web sites, Media Metrix reported that we were the 34th highest-trafficked property on the Internet in December 2000. Moreover, Media Metrix reported that these visitors spent more time per day on our networks during that period than on all but 12 other properties among the 50 highest trafficked Internet properties.

The Snowball Strategy

      Our goal is to be the preeminent network of content, community and commerce sites on the Internet by, for and about Gen i, and to be the partner of choice for the companies that want to reach Gen i. Our strategy includes:

      o Building and developing our existing networks, while selectively adding new networks. We will continue to develop our existing networks by increasing the depth of content, services and product offerings arranged around the appropriate focus of each network. We intend to build each network's brand through online, offline and affiliate marketing programs with the goal of making each network the dominant destination within its targeted content segment. By building and developing our existing networks we intend to broaden our appeal to the members of Gen i and to be the leading destination on the Internet for this demographic group.

      o Leveraging our network and affiliate business model to achieve cost-effective and viral growth of content and traffic. We will continue proactively to identify sites that meet our criteria for target demographics, quality of content and strategic fit with existing networks. By expanding our networks, we intend to keep our existing users engaged with extensive, up-to-date content while quickly and efficiently attracting new users. In cases where affiliate web sites do not exist around relevant content areas, we will selectively offer our services to help incubate web sites that provide the appropriate content. We believe our affiliate-driven network model, and our reliance on word-of-mouth publicity within our targeted demographic group, will allow us to maintain our traffic and brand efficiently.

      o Offering a range of value-added services to attract, retain and develop affiliated web sites. We intend to continue to attract and retain select affiliates by identifying small and developing web sites early and by offering them a mutually beneficial agreement to increase their marketing capabilities and to expand their reach. To maximize affiliate retention, we have developed an integrated affiliate loyalty program that includes education and community tools and other support services. Additionally, we will continue to solicit and respond to affiliate and user feedback to refine the services we provide to affiliates. These services will assist us in incubating new web sites and networks to supplement our content and service offerings. We will also modify, terminate, or not renew, contracts with affiliates where we do not perceive that a beneficial relationship exists.

      o Promoting affinity and community across all networks and affiliates to increase the amount of time which users spend on our networks. We intend to continue to develop the community tools and services we provide to increase the time that users spend on our sites, as well as increase the frequency of their visits. We will continue to incorporate those services into our networks that appeal to Gen i, such as e-mail, instant messaging, chat rooms, bulletin boards, personalized home pages and polling, to keep them actively engaged in both content and communication. In some cases we are able to derive revenue or reduce service-offering costs from partnerships with companies that provide these services to us.

      o Being the premier partner for marketing, advertising and commerce directed at Gen i. By creating a set of branded networks that focus on a variety of discrete subjects, and by remaining a premier online destination for Gen i, we intend to offer potential advertisers and other customers valuable opportunities to reach targeted segments of Gen i. By providing advertising banners, buttons, text links, sponsorships and slotting opportunities, e-mail lists, newsletter advertising, opt-in registration data, and outsource editorial and publishing services, we can offer customized marketing programs for companies wanting to address this market. Additionally, we will continue to develop opportunities for merchants to sell selected merchandise through our own online shopping channels.

      o Pursuing strategic alliances and acquisitions that increase content, traffic and revenue opportunities. We intend to selectively develop strategic alliances to incorporate relevant content on our networks, to derive additional traffic from the resulting co-branding effects and to drive new methods of revenue generation. For example, we entered into a strategic relationship with New Line Media that will provide us with offline marketing promotions in their products. During 2000 we entered into a multi-year agreement with the National Football League to host and publish their NFLuth site to reach young adults with information and special content about the NFL. In selecting our partners, we will strive to ensure the integrity of our own brand identities with Gen i. Additionally, where strategically appropriate, we intend to acquire selected web sites and affiliates that complement our existing networks. For example, we acquired HighSchoolAlumni, a former affiliate, that provides various services to students, faculty and alumni of registered high schools.

Content

            We believe that the large number of Gen i users who visit our networks do so for the compelling content contained on the web sites that make up each network. This content is derived from two sources: our in-house editorial staff and our affiliates. As of December 31, 2000, our in-house editorial staff consisted of approximately 50 professional writers, and we had approximately 200 affiliate contributors. We view the development of new content as an interactive process and encourage our users to offer suggestions for new subject areas. Once we identify a new subject area, we typically assign an in-house network editor to develop content and to work with our marketing department to identify potential affiliates. Our affiliate model distinguishes us from many other Internet media companies. This model allows us to recruit independent web sites to supplement and broaden our in-house editorial content.

Networks

            Snowball is currently comprised of the following networks of web sites:

            IGN is a network of web sites focusing on games, entertainment and lifestyle for Gen i men. IGN provides current editorial coverage of games, science fiction, movies and television. IGN targets three distinct interest groups through the following channels: IGN Games, IGN Entertainment and IGN for Men. IGN Games provides reviews and previews of games for personal computers and other video games; IGN Entertainment provides editorial content on science fiction, movies, television, books and toys; and IGN for Men offers content focusing on the lifestyles of young men. IGN offers numerous features and services to keep its users engaged, including e-mail, instant messaging, contests and promotions, weather, horoscopes and search capabilities. IGN also offers slots within branded commerce areas to partners seeking to sell products and services online.

            Together with its affiliated web sites, IGN had more than 421 million consolidated page views in December 2000 and approximately 2,200,000 registered users as of December 31, 2000. According to Media Metrix, males between the ages of 12 and 34 accounted for approximately 25% of all Internet users in the United States in December 2000. Media Metrix estimates that approximately 12% of all 12 to 34 year old males on the Internet and approximately 20% of all 12 to 17 year old males on the Internet visited our IGN network in December 2000.

            ChickClick is a destination for forward-thinking young women seeking community, commerce and "life tools." The ChickClick network consists of a number of channels that offer progressive features representing the interests of various groups within the female Gen i demographic. For example, MissClick targets teenage girls between the ages of 13 and 17; EstroClick targets women between the ages of 18 and 30. ChickClick offers content on relevant subjects such as relationships, entertainment, style, news, sports, work and travel. ChickClick's community features include personalized homepages, Chickmail, chat rooms, message boards and auctions.

            Together with its affiliated web sites, ChickClick had approximately 78 million consolidated page views in December 2000 and over 1,800,000 registered users as of December 31, 2000. According to the U.S. Census Bureau, women between the ages of 13 and 30 numbered 33.5 million in 1999. Media Metrix estimates 17.8 million women between the ages of 12 and 34 used the Internet in December 2000.

            HighSchoolAlumni is a network focusing on helping high school students, faculty and graduates locate and communicate with other graduates from their school. This site enables an alumnus of a registered high school to register, update his or her information and search for a former classmate. This database can then be used for personal communication as well as for organizing and sponsoring group alumni activities such as reunions and fund-raising. HighSchoolAlumni had more than 32 million consolidated page views during December 2000 and approximately 4,400,000 registered users at December 31, 2000.

            We are continually reviewing the content, community and commerce services offered by our networks and evaluating opportunities for the development of new networks, or elimination of old networks, to keep pace with the changing interests of Gen i.

Custom Publishing

            In addition to our own web sites, we also publish a web site for one of our customers.

            NFL under the helmet, NFLuth, is a web site that we produce, publish and host on behalf of the National Football League. This site brings relevant information about the NFL teams, players and cheerleaders to our Gen i audience.

            This web site became operational in August 2000, and by December 2000 was already providing more than 785,000 page views per month.

Affiliates

            In addition to the creation of our own web site content, our relationships with our affiliates are an important part of our business model. By adding new affiliates to our networks, we are able to gain new content and increase our users and the consolidated page views of our networks. Our standard affiliate agreement provides for an initial term of two years and renews at our option for three consecutive one-year terms. These agreements offer affiliates a package of integrated marketing services and possible revenue opportunities, in exchange for the integration of their site and audience into our network and our use of their site for advertising, promotions and sponsorships. We enter into affiliate agreements with new affiliates on a rolling basis. Accordingly, our affiliate agreements do not generally terminate at or around the same time. Approximately 20% of our affiliate agreements will expire within the next twelve months, and some of these will not be renewed.

            Our affiliate agreements generally require affiliates to display the logo of one or more of our networks and often give us the right to sell advertising on the affiliated site in exchange for paying the affiliate a percentage of the advertising revenue. In addition, our agreements generally provide for joint development of additional revenue opportunities. We believe that this model enhances our content, increases our audience reach, builds advertising inventory and expands our distribution at a cost to us that is lower than would be achievable through the development of in-house editorial content alone.

            We invest in marketing and technical services to increase the value of our affiliate relationships. Our marketing department and network editors work with our affiliate content partners to promote, build traffic, and improve the performance of their sites.

Revenue Sources

            Our business model provides our customers with a wide range of advertising and marketing programs to reach our Gen i audience. These programs include impression-based banners, buttons, and textlinks; slotting, publishing, user opt-in, data pass and e-mail messaging programs; and merchandising, research and creative services.

            For the years ended December 31, 1998, 1999, and 2000, advertising and marketing programs represented approximately 100%, 100%, and 99% of our revenue, respectively.

Advertising and marketing programs

            Our strategy is focused in part on generating a majority of our advertising revenue from sponsors and merchants seeking an integrated and cost-effective means to reach Gen i on the Internet. We derive a significant portion of our advertising revenue from banner advertisements, buttons and text links that are displayed on pages throughout our networks. From each of these, viewers can hyperlink directly to the advertiser's own web site, thus providing the advertiser the opportunity to interact directly with a potential customer. Under these contracts, we guarantee advertisers a minimum number of impressions for which we receive a fixed fee. We believe that we are a leader in offering new and evolving web-based advertising units and programs, which helps our customers to achieve higher awareness and recognition with Gen i.

            Our sponsorship arrangements are designed to achieve broad marketing objectives such as brand promotion, brand awareness, product introductions and online research. To help sponsors achieve these goals, we develop individually tailored sponsorship programs that may include any combination of advertising banners, buttons, textlinks, promotions, sponsorships of specific categories and direct merchandise slotting opportunities. We also develop content to support the marketing initiatives of advertisers. In addition, sponsors may communicate with their customers on our message boards and through chats, and may gain insights into their customers' preferences and buying habits through polls and special events. Sponsorships allow us to cater to the specific goals of advertisers in the areas of impressions, product research, market research, new product launches, list development, product information, repositioning, new account openings, lead generation and transactions. Our sponsorship agreements generally have terms of up to one year with revenue based upon contract duration.

            We also generate revenue by selling premier placement of advertisements on our web sites to merchants interested in targeting Gen i. These arrangements provide merchants with exclusive placement on our networks, exposure through banner advertising, special content and promotional offers in exchange for which we collect a fixed fee and/or incremental payments for visitors forwarded to the advertiser's site. In addition to helping merchants attract customers, these retailing opportunities can be used to identify valuable purchasing trends, which in turn can be used in future advertising and commerce and to develop additional targeted content.

            During the year ended December 31, 2000, no one customer accounted for more than 10% of our total revenue, however, our three largest customers accounted for 17% of our revenue. If we were to lose any one of these customers, our revenue would decline.

E-commerce and merchandising

            In December 1999, we began selling company-owned merchandise directly to our users through the launch of ChickShops within our ChickClick network. In September 2000, we discontinued our ChickShops operations to focus our attention on the launch of SnowballShopping channels. These shopping channels allow customers to offer select merchandise and comparison shopping to our Gen i audience, without requiring us to take direct responsibility for inventory and fulfillment.

Sales

            As of December 31, 2000, we had a direct sales organization of 35 sales professionals. Our sales team consults regularly with advertisers and agencies on design and placement of advertisements, sponsorships and promotions across our networks. We also have several sales professionals who concentrate primarily on strategic sponsorships and promotions, seeking to establish relationships with senior level executives and to develop multi-million dollar partnership packages linking our users with the partner's brand. In addition, several individuals in our product marketing group work directly with advertisers who wish to develop user opt-in registration or call-to-action programs on a fee-per-user or per-action generated basis.

            At December 31, 2000, we also had 33 sales support and advertising operations staff who provide advertisers with information and expertise intended to help them market their products and services more effectively to Gen i. During the second quarter of 2000, we introduced IQuestics, our market research group that conducted surveys concerning purchasing patterns, attitudes and brand preferences of Gen i; however, this group was discontinued subsequent to year-end.

            We have sales offices in New York City, Brisbane, Los Angeles and Chicago.

Marketing

            As of December 31, 2000, we had 19 professionals in our corporate marketing group. Through the efforts of this group, we pursue a variety of marketing initiatives designed to build brand awareness for Snowball and its individual networks among both the advertising community and members of Gen i. To date, these marketing activities have included advertising in online and offline media, attending trade shows, sponsoring events and engaging in ongoing media relations campaigns.

            During the first half of 2000 we targeted potential advertising customers in a variety of online and offline media, including newspapers, print magazines, outdoor locations such as commuter rail lines and bus tails, and online sites. During the second half of 2000, as Snowball and its brands became more recognized and we initiated cost reduction programs to reduce our operating losses, most of these programs were eliminated. However, our users and page views continued to grow due to the viral nature of our audience and our continuing affiliate and network marketing programs.

            Network marketing activities focus on increasing traffic to our networks and the number of our registered users. Our networks have aggressively launched promotions and contests to increase user registration and have entered into select service agreements with Microsoft offering category-specific newsletters via MSN Hotmail.

            We engage in ongoing media and public relations campaigns with business and financial contacts and key industry analysts. Our public relations efforts are a key component of our overall marketing and brand awareness strategy. We plan to continue to develop a media outreach program based on market research that we organize and conduct with third parties. Each individual network also manages public relations activities targeted to the consumer press to encourage publicity on new channels, affiliates, services and partners. The primary purpose of our public relations activities is to increase our share of each network's target audience and increase overall visibility of the Snowball networks to customers and potential customers.

            In addition, as of December 31, 2000, we had 22 employees in creative services, research services and product management.

Technology

            Our web site hosting infrastructure is co-located at our headquarters in Brisbane and at Exodus Communications' Internet Data Center in Santa Clara, California. Exodus Communications is responsible for providing us with a high-speed, scalable, fault-tolerant Internet connection, clean power and physical security. Packaged software enables full text search, bulk e-mail delivery, web serving and traffic analysis. We developed our membership, personalization, advertising delivery and community software using standard application servers and Oracle database systems. Our advertising selection and management system is DoubleClick's NetGravity software. We have developed traffic analysis software to compute industry-standard and advanced metrics. We also host a small number of our affiliates on our servers.

            Our editorial infrastructure is located at our headquarters in Brisbane and at Exodus Communications. We internally developed our editorial, publishing and certain user services software. We believe this software gives us a strategic advantage in allowing a rapid and standardized approach to collecting, storing, and using a variety of content and services from a variety of sources. We may also quickly reconfigure page layout to reflect editorial and advertising standards, changing layout, and preferences across our networks. We believe our hosting and editorial networks are fault-tolerant, scalable and economical.

            Our significant non-derivable data is presently split between a storage array at our headquarters in Brisbane and a storage array at Exodus Communications, or in backup data stored off-site.

Competition

            The market for Internet users and online advertisers is highly fragmented, rapidly changing and characterized by thousands of competitors. With no substantial barriers to entry, we believe that the number of Internet companies relying on web-based advertising revenue will increase greatly in the future. Companies or sites that are primarily focused on targeting Gen i online include MTV.com, Warner Bros. Online (Entertaindome), iTurf Inc. and Alloy Online, Inc. In addition to these direct competitors, we will likely face competition in the future from:

            o     developers of web directories;

            o     search engine providers;

            o     content sites;

            o     commercial online services;

            o     sites maintained by Internet service providers; and

            o other entities that establish a community on the Internet by developing their own or purchasing one of our competitors.

            We also could face competition in the future from traditional media companies, a number of which, including Time Warner, CBS and NBC, have recently combined with, made acquisitions of, or made investments in significant Internet companies. Finally, we compete with traditional forms of media, such as newspapers, magazines, radio and television, for advertisers and advertising revenue.

            Many of our current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and larger existing customer bases than we do. These competitors are able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, distribution partners, commerce companies, advertisers and third-party content providers. Further, these competitors may develop communities that are equal or superior to ours or that achieve greater market acceptance than ours. In addition, many of our current advertising customers and strategic partners also have established collaborative relationships with certain of our competitors or potential competitors and other frequently visited web sites. Accordingly, we cannot assure you that:

            o we will be able to sustain our traffic levels or retain our advertising customers;

            o competitors will not experience greater growth in traffic as a result of strategic collaborative relationships that make their web sites more attractive to advertisers; or

            o our affiliates and strategic partners will not sever or renew their agreements with us.

            We believe that the primary competitive factors in attracting and retaining users are:

            o     quality of content and services;

            o     brand recognition;

            o     user affinity and loyalty;

            o     demographic focus;

            o     variety of value-added services; and

            o     critical mass.

            We believe that the principal competitive factors in attracting and retaining online advertisers are:

            o     the amount of traffic on a web site;

            o     brand recognition;

            o     the demographic characteristics of a site's users;

            o     the ability to offer targeted audiences;

            o     the duration of user visits;

            o     cost-effectiveness; and

            o a variety of advertising and marketing programs from which our customers may choose.

            We cannot assure you that we will be able to compete successfully against our current or future competitors. Competitive pressures faced by us may have a material adverse effect on our business, our financial condition and the results of our operations.

Proprietary Rights and Licensing

            We regard our copyrights, trademarks, service marks, trade secrets, technology and other intellectual property rights as important to our success. In particular, we rely upon our domain names and trademarks to increase brand awareness among our users and advertisers. We have registered approximately 300 domain names, including all names currently in use across our networks. "Snowball," "ChickClick," "IGN," "HighSchoolAlumni" and "SnowballShopping" are trademarks of ours. Our trademarks will remain in effect indefinitely, but only to the extent that we continue to use them in commerce. We have not applied for the registration of all of our trademarks and service marks and may not be successful in obtaining the trademarks and service marks that we have applied for. We have not applied for any patents.

            To protect our intellectual property rights, we rely on a combination of copyright and trademark laws, trade secret protection, and confidentiality agreements with employees and third parties and protective contractual provisions. Prior to entering into discussions with potential content providers and affiliates regarding our business and technologies, we generally require that they enter into nondisclosure agreements with us. If these discussions result in a license or other business relationship, we also generally require that the agreement setting forth each party's rights and obligations include provisions for the protection of our intellectual property rights. Licensees of these rights may take or fail to take actions that would diminish the value of our rights or reputation.

            Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products or services or obtain and use information that we regard as proprietary. The laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. We do not currently have any patents or patent applications pending in any foreign country. In addition, others may be able independently to develop substantially equivalent intellectual property. If we do not protect our intellectual property effectively, our business could suffer.

Employees

            As of December 31, 2000, we had a total of approximately 243 full-time employees, including 109 in sales and marketing, 36 in engineering, 77 in production and content and 21 in administration and finance. Other than as described in our Proxy Statement for our June 2001 Annual Meeting of Stockholders, none of these individuals is bound by an employment agreement. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good. Subsequent to year-end, we initiated a reduction in force, as well as allowed our headcount to decline through attrition. As of February 28, 2000 our total number of full-time employees had declined to approximately 180.

ITEM 2. PROPERTIES

            In October 2000, we relocated our principal office to a building in Brisbane, California consisting of approximately 65,000 square feet. The original lease for this building covered two additional buildings consisting of an aggregate of approximately 180,000 square feet. From the date of our occupancy, the lease for the three buildings was for 10 years, 11 years and 12 years, respectively. Currently, our principal editorial, sales, marketing, development and administrative offices occupy one building. We believe that this one building will be adequate for our needs in the foreseeable future. In November 2000, the lease for this building was amended to allow the return of the other two buildings to the landlord, at the earlier of occupancy by a new tenant or October 8, 2001.

            In addition, we lease sales and support offices in New York, Los Angeles, Connecticut, and Chicago.

ITEM 3. LEGAL PROCEEDINGS

            We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 4A. EXECUTIVE OFFICERS

            The following table presents information regarding our executive officers as of December 31, 2000:

         Name          Age  Position
         ----          ---  --------
Mark A. Jung           39   Chief Executive Officer and Director

Richard D. Boyce       38   President

James R. Tolonen       51   Chief Financial Officer, Chief Operating Officer,
                            and Director

Janette S. Chock       34   Vice President, Controller and Chief Accounting
                            Officer

Teresa M. Crummett     40   Vice President, Corporate Marketing and
                            Chief Marketing Officer

Kenneth H. Keller      43   Vice President, Engineering

Elizabeth G. Murphy    42   Vice President, Sales and Marketing

Chris Anderson         44   Chairman of the Board and Director

            Mark A. Jung has served as our Chief Executive Officer since February 1999 and as a director since our incorporation in January 1999. He also served as our President from February 1999 through October 2000. Prior to joining us, from July 1997 to January 1999, he served as an independent industry consultant to various companies. From February 1992 to July 1997, he co-founded and served as Chief Executive Officer, a director and, from February 1996 to July 1997, Chairman of Worldtalk Communications Corporation, an Internet security company. Mr. Jung holds a Bachelor of Science degree in electrical engineering from Princeton University and a Master of Business Administration from Stanford University.

            Richard D. Boyce has served as our President since October 2000, with responsibility for managing editorial content and sales. From March 2000 until October 2000, Mr. Boyce served as President of the Networks. Prior to joining to us, in September 1994, he co-founded HotWired, Inc. (now known as Wired Digital), an Internet media company which as of June 1999, became a wholly-owned subsidiary of Lycos, Inc., an Internet media company. From September 1994 to February 2000, he served in a number positions at Wired Digital/Lycos, including most recently as its Senior Vice President of Advertising Sales and Commerce. Mr. Boyce holds a Bachelor of Arts degree in communications from Washington State University.

            James R. Tolonen has served as our Chief Financial Officer and Chief Operating Officer since October 1999, as a director since November 1999 and as our Chief Accounting Officer since January 2001. Prior to joining us, Mr. Tolonen was on sabbatical from November 1998 to October 1999, during which time he served intermittently as an advisor and board member to several private companies. From August 1996 to October 1998, he served as a director of Cybermedia, Inc., a software product service and support company, and as its President and Chief Operating Officer from May 1998 to October 1998. From June 1989 to April 1998, he served as Senior Vice President and Chief Financial Officer of Novell, Inc., a computer network and software company. Mr. Tolonen holds a Bachelor of Science degree in mechanical engineering and a Master of Business Administration from the University of Michigan. Mr. Tolonen is also a certified public accountant.

            Janette S. Chock served as our Vice President, Controller and Chief Accounting Officer from October 1999 to January 2001. In January 2001, Ms. Chock resigned from Snowball, but we have retained her as a consultant. From February 1999 to October 1999, she served as our Controller, and from January 1999 to February 1999, she served as a consultant to us. Prior to joining us, from August 1998 to January 1999, she served as Controller of Fujitsu Personal Systems, Inc., a mobile computer hardware company. Ms. Chock was between occupations from July 1996 to October 1996. From October 1996 to July 1998, she served as Controller of Diffusion, Inc., a corporate information delivery software company, and from November 1993 to July 1996, she served as Controller of Worldtalk Communications Corporation, an Internet security company. Ms. Chock holds a Bachelor of Science degree in business administration from the University of California at Berkeley. Ms. Chock is also a certified public accountant.

            Teresa M. Crummett has served as our Chief Marketing Officer since February 2001, and as Vice President, Corporate Marketing since March 1999. From January 1999 to March 1999, she served as a consultant to us. Prior to joining us, from August 1997 to December 1998, she was a self-employed business consultant. She served as a Director of Corporate Marketing at CyberCash, Inc., an electronic commerce company, from January 1996 to August 1997. From July 1995 to December 1995, Ms. Crummett again worked as a self-employed business consultant. From April 1994 to June 1995, she served as Vice President, Direct Marketing of Interactive Network, Inc., an interactive television company, and from December 1993 to March 1994, she served as a business consultant to Time Warner, a worldwide media company. From March 1992 to November 1993, Ms. Crummett served as Director of Marketing of Walt Disney Company, a diversified worldwide entertainment company. Ms. Crummett holds a Bachelor of Arts degree in government from Harvard University and a Master of Business Administration from Stanford University.

            Kenneth H. Keller has served as our Vice President, Engineering since March 1999. From January 1999 to March 1999, he served as a consultant to us. Prior to joining us, from May 1996 to December 1998, he was a self-employed business consultant, entrepreneur and investor. From April 1995 to April 1996, he served as Director of Development of Excite, Inc., an Internet media company. From January 1995 to April 1995, Mr. Keller was between occupations. Mr. Keller holds a Bachelor of Science degree in mathematics from Carnegie Mellon University and a Master of Science degree and Ph.D. in computer science from the University of California at Berkeley.

            Elizabeth G. Murphy has served as our Vice President, Sales and Marketing since March 1999. Prior to joining us, from April 1992 to March 1999, she was employed by U.S. News and World Report, a publishing company, most recently as Vice President, Associate Publisher. Ms. Murphy holds a Bachelor of Science degree in zoology from the University of Michigan.

            Chris Anderson has served as our Chairman of the Board and as a director since our incorporation in January 1999. He founded Imagine Media, Inc., the entity from which Snowball was spun out. Mr. Anderson served as Imagine Media's Chief Executive Officer, and as one of its directors from October 1993 until its acquisition in June 1999 by Future Network plc, a U.K. magazine and web site media company also founded by Mr. Anderson. Future Network (LSE: FNET) is publicly traded in the U.K., and Mr. Anderson serves as Chairman of its Board. Mr. Anderson holds a Bachelor of Arts degree in politics, philosophy and economics from Oxford University.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            Since March 20, 2000, our common stock has been traded on the Nasdaq National Market under the symbol "SNOW." Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices per share of the common stock as reported on the Nasdaq National Market, as adjusted for our one-for-three reverse stock split, which was effective March 6, 2001:

         2000                                         High              Low
         ----                                         ----              ---
         First Quarter (from March 20, 2000)         $45.94           $30.19
         Second Quarter                               28.13            10.88
         Third Quarter                                14.25             4.31
         Fourth Quarter                                4.78             0.56

            On March 6, 2001, the closing price of our common stock was $1.125 per share. There were approximately 184 holders of record of our common stock as of March 6, 2001.

Dividend Policy

            We have never declared or paid any cash dividends on our capital stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.

Use of Proceeds

            We completed the initial public offering of our common stock in March 2000. The managing underwriters in the offering were Goldman, Sachs & Co., Chase Securities, Inc. and FleetBoston Robertson Stephens Inc. The 2,083,333 shares of the common stock sold in the offering, as adjusted for our one-for-three reverse stock split, which was effective March 6, 2001, were registered under the Securities Act on a Registration Statement on Form S-1 (No. 333-93487). The Securities and Exchange Commission declared the Registration Statement effective on March 20, 2000.

            The offering commenced on March 24, 2000 and terminated following the sale of all securities registered under the Registration Statement (excluding 312,500 shares of common stock reserved for issuance in connection with the exercise of the underwriters' over-allotment option). The initial public offering price was $33 per share for an aggregate initial public offering of $68.8 million.

            In conjunction with our initial public offering, we paid a total of $4.8 million in underwriting discounts and commissions. In addition, we incurred additional expenses of approximately $1.8 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total estimated expenses of $6.6 million. After deducting the underwriting discounts and commissions and the offering expenses, the net proceeds to Snowball from the offering were approximately $62.1 million. No offering expenses were paid directly or indirectly to any director, officer, general partner of Snowball or their associates, to persons owning 10% or more of any class of equity securities of Snowball or to any affiliate of Snowball.

            From March 24, 2000 through December 31, 2000 we used the net proceeds from this offering for repayment of debt, investing in short-term, interest bearing, investment grade securities and general corporate purposes; including advertising and promoting our brands, maintaining our sales and marketing activities, developing and expanding our web content, purchasing fixed assets and improving our facilities. We expect that we will use the remaining net proceeds for short-term, interest bearing, investment grade securities, lease payments that may be incurred under our credit facility, purchases of fixed assets, possible acquisitions, repurchases of our stock in open market transactions, and other general corporate purposes.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

            The following table of selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes to those statements and other financial information included elsewhere in this Form 10-K.

            The consolidated statement of operations data for each of the four years ended December 31, 2000, and the consolidated balance sheet data as of the years then ended are derived from our audited consolidated financial statements and those of our predecessor division of Imagine Media.

                                                          Year ended December 31,
                                            -----------------------------------------------
                                               2000         1999         1998         1997
                                            -----------------------------------------------
                                                 (in thousands, except per share data)
Consolidated Statements of
   Operations
Revenue                                     $ 21,242     $  6,674     $  3,256     $    927
Cost of revenue                               11,852        4,316        1,322          171
                                            --------     --------     --------     --------
   Gross margin                                9,390        2,358        1,934          756
Operating expenses:
   Production and content                     11,842        6,610        1,599          628
   Engineering and development                 9,454        5,084          329           65
   Sales and marketing                        38,378       20,393        2,592          836
   General and administrative                  5,971        3,486        1,074          506
   Stock-based compensation                    6,139        1,521           --           --
   Amortization of goodwill and
      intangible assets                        4,001          471           --           --
                                            --------     --------     --------     --------
      Total operating expenses                75,785       37,565        5,594        2,035
Loss from operations                         (66,395)     (35,207)      (3,660)      (1,279)
Interest and other income, net                 1,591          385           --           --
                                            --------     --------     --------     --------
Net loss                                    $(64,804)    $(34,822)    $ (3,660)    $ (1,279)
                                            ========     ========     ========     ========
Basic and diluted net loss per share (1)    $  (7.39)    $(560.06)
                                            ========     ========
Shares used in per share
   calculation (1)                             8,765           62
                                            ========     ========

Basic and diluted pro forma
   net loss per share (unaudited) (1)       $  (6.05)    $  (5.80)
                                            ========     ========
Shares used in pro forma
   per share calculation (unaudited) (1)      10,708        6,007
                                            ========     ========
                                                             December 31,
                                            -----------------------------------------------
                                               2000         1999         1998         1997
                                            -----------------------------------------------
                                                             (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and
   short-term investments                   $ 31,590     $ 33,489     $     --     $     --
Working capital                               25,805       28,263          669          474
Total assets                                  54,840       46,718        1,161          763
Long-term debt, less current portion           1,484        2,036           --           --
Stockholders' equity                          42,301       34,661          762          502

(1) All share and per share data have been restated to reflect our one-for-three reverse stock split, which was effective March 6, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed below and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

            From our inception in January 1997 through December 1998, we operated as independent divisions of Imagine Media, Inc. During this period, we focused our operating activities primarily on the creation of our IGN and ChickClick networks, the development of relationships with web content partners, or "affiliates", to expand our content and community offerings, and the generation of revenue from advertising sales. Snowball was incorporated as a separate entity in January 1999.

            In February 1999, we raised $3.3 million of initial capital, part of which was paid by a promissory note for $2.0 million, which has been paid in full. Imagine Media contributed the IGN and ChickClick assets and related intellectual property to us, and we hired approximately 40 Imagine Media employees. During the summer and early fall of 1999, we raised approximately $31.5 million of additional capital (including equipment financing of $3.5 million). We began an aggressive expansion program, adding new employees to develop additional content and web sites, to recruit more third-party web sites into our networks and to expand our sales and marketing staff. In December 1999, we raised $33.8 million of additional capital to continue financing our expansion.

            In March 2000, we completed our initial public offering of 2,083,334 shares of common stock at an offering price of $33.00 per share, as adjusted for our one-for-three reverse stock split, which was effective March 6, 2001. We realized proceeds, net of underwriting discounts, commission and issuance costs, of approximately $62.1 million.

            In addition to the creation of our own web site content, our relationships with our affiliates are an important part of our business model. By adding new affiliates to our networks, we are able to gain new content and increase our users and the consolidated page views of our networks. We have typically entered into agreements with affiliates for periods of between six months and five years. These agreements offer affiliates revenue opportunities and a package of integrated marketing services and support in exchange for the integration of their site and audience into our network and the use of their site for advertising, promotions and sponsorships. Typically, we pay affiliates a portion of the revenue generated from advertising, promotions and sponsorships run on their pages, and often include fixed or variable minimum guaranteed payments. During the fourth quarter of 2000 we began to restructure our affiliate relationships. We expect this restructuring to better reflect the affiliates' relative size and importance to our business, and the cost/benefit of the relationships in light of current Internet market conditions. We expect to reduce significantly both the number as well as the costs of these relationships as we renegotiate, terminate and permit to expire, many of the existing contracts.

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

            Revenue also includes fees from sponsorship, fixed slotting fees, variable lead generation, commerce partnerships and other marketing programs under contracts in which we commit to provide our business customers with promotional opportunities and web site and editorial services in addition to traditional banner advertising. These agreements typically provide for the delivery of advertising impressions on our web sites, exclusive placement on our networks, special content and promotional offers and the design and development of customized sites to enhance the promotional objectives of the advertiser or commerce partner. We generally receive a fixed fee and/or incremental payments for lead generation, customer delivery or traffic driven to the commerce partner's site. Revenue that includes delivery of various types of impressions and services is recognized based on the lesser of the straight-line basis over the term of the contract or the ratio of average impressions delivered over the average total guaranteed impressions.

            During the first quarter of 2000 we significantly expanded our operations, consistent with our growing revenue and expectations of the continuing strength of the Internet market. Beginning approximately at the end of the first quarter of 2000, and continuing through the rest of year, the Internet and technology markets experienced severe cutbacks, reductions in marketing and advertising programs and a significant decline in the availability of capital. In response to these conditions, we reduced our staff from a peak of approximately 380 employees to approximately 180 full-time employees as of the end February 2001. We also significantly curtailed our trade and industry branding and marketing programs each quarter since the first quarter of 2000.

            During the fourth quarter of 2000 we began offering several new products, including opt-in registration and cost-per-action programs. Under these programs, we charge our customers a fee for a specified user action or data pass. We recognize revenue when the data pass or action is completed and collection of the resulting receivable is probable.

            In addition, during 2000 we experienced a dramatic reduction of revenue from Internet companies, and shifted our sales efforts to replace this revenue with business from more traditional offline companies. These companies often have substantially different requirements and expectations from Internet companies with respect to advertising programs. If we are unsuccessful in adapting to the changing mix and needs of our customers, we could experience a material adverse effect on our business, operating results and financial condition.

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

Results of Operations for Years Ended December 31, 1998, 1999, and 2000

Revenue

            Our total revenue increased from $3.3 million in 1998, to $6.7 million in 1999, a $3.4 million, or 105% increase, and to $21.2 million in 2000, a $14.5 million, or 218% increase. The increase in our revenue during these periods can be attributed to our expansion efforts in sales and marketing, increases in our available inventory of internal and affiliated page views, and a larger number of product offerings. However, it is important to note that our quarterly revenue was sequentially down or flat in the third and fourth quarters of 2000. No customer accounted for over 10% of revenue in 1998, 1999 or 2000. Snowball derives virtually all of its revenue from operations in the United States.

Cost of Revenue

            Cost of revenue consists primarily of expenses related to operating our own web sites, guaranteed payments or the portion of revenue owed to our affiliates for advertising and marketing placed on their web sites, and costs of content and community tools. These costs can vary depending upon a variety of factors, primarily the mix of advertisements and marketing programs placed on our web sites compared to those placed on affiliate web sites. These costs can vary from period to period as we acquire an affiliate or selected sites from an affiliate or as we expand or contract the portion of our total sites that are represented by affiliates, versus those that we own and operate directly. For example, after we acquire an affiliate, our cost of revenue will typically decrease because we no longer have to pay that affiliate the portion of revenue that otherwise would have been owed to the affiliate for advertisements placed on its site. However, our production and content expenses may increase as we take direct responsibility for the site.

            Cost of revenue increased from $1.3 million in 1998, to $4.3 million in 1999, a $3.0 million, or 226% increase, and to $11.9 million in 2000, a $7.6 million, or 175% increase. These increases reflect increased hosting costs of our expanding web site operations and expansion of our community tools. These increases also reflect growth in amounts paid to affiliates due to increases in the number of affiliates, costs associated with growth in page views of affiliates, and increases in revenue from advertisements and marketing programs placed on affiliate web sites. As a percentage of total revenue, cost of revenue was 56% in 2000, 65% space in 1999 and 41% in 1998. The decrease in cost of revenue as a percentage of total revenue, from 1999 to 2000, was the result of efficiencies of scale, as certain costs of revenue did not grow as rapidly, or linearly, with revenue growth. The increase in cost of revenue, as a percentage of total revenue, from 1998 to 1999 was the result of increased user services and bandwidth costs for increased page traffic on our web sites.

Operating Expenses

            We categorize operating expenses into production and content, engineering and development, sales and marketing, general and administrative, stock-based compensation and amortization of goodwill and intangible assets.

            Production and Content. Production and content expenses consist primarily of payroll and related expenses for editorial, artistic and production staff; payments to freelance writers and artists; and telecommunications and computer-related expenses for the creation of content for our web sites. These expenses can vary from period to period as we acquire an affiliate or selected sites from an affiliate, or as we expand the portion of our total sites that are represented by affiliates versus those that we own and operate directly. For example, after we acquire an affiliate, our production and content expenses typically increase because we incur costs for additional staff, services and equipment associated with operating the new business.

            Production and content expenses increased from $1.6 million in 1998, to $6.6 million in 1999, a $5.0 million, or 313% increase, and to $11.8 million in 2000, a $5.2 million, or 79% increase. These increases are due primarily to expansion of our editorial, artistic and production staff; payments to additional freelance writers and artists; and computer-related expenses for the creation of content for our web sites.

            Engineering and Development. Engineering and development expenses consist primarily of personnel and related costs, consultant and outside contractor costs, and software and hardware maintenance and depreciation costs for our development and programming efforts, including internal information services costs. To date, all engineering and development expenses have been expensed as incurred.

            Engineering and development expenses increased from $0.3 million in 1998, to $5.1 million in 1999, a $4.8 million, or 1,445% increase, and to $9.5 million in 2000, a $4.4 million, or 86% increase. These increases are due primarily to additional personnel, consulting and recruiting fees associated with expanding our development and programming efforts and maintenance and depreciation expense associated with the increase in capital equipment.

            Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related costs for our direct sales force, sales and advertising operations support personnel, affiliate development group and marketing staff. In addition, these expenses include the costs of marketing programs such as advertisements, trade shows, promotional activities and media events.

            Sales and marketing expenses increased from $2.6 million in 1998, to $20.4 million in 1999, a $17.8 million, or 687% increase, and to $38.4 million in 2000, an $18.0 million, or 88% increase. These increases are due primarily to increases in salary and related costs for expansion of our sales, affiliate development and marketing personnel, as well as increases in our advertising, marketing and branding expenses. During early 2000, we conducted a national television, radio and outside media campaign to increase awareness of Snowball among our target audience and our prospective customers. However, after the completion of this campaign, we dramatically reduced our marketing expenses during the latter quarters of 2000.

            General and Administrative. General and administrative expenses consist primarily of personnel and related costs for corporate functions including accounting and finance, human resources, facilities and legal.

            General and administrative expenses increased from $1.1 million in 1998, to $3.5 million in 1999, a $2.4 million, or 225% increase, and to $6.0 million in 2000, a $2.5 million, or 71% increase. These increases resulted primarily from increases in salary and related costs associated with expansion of our accounting and finance, human resources and other administrative staff, as well as from increased use of outside consulting services. Additionally, during the first quarter of 2000 we recorded expenses associated with a one-time, non-cash contribution of 33,333 shares of our common stock, with a fair value of $1.0 million, to a charitable foundation.

            Stock-based Compensation. Stock-based compensation represents the aggregate differences, at the dates of grant, between the respective exercise prices of stock options and issuance prices of common and preferred stock and the deemed fair values of the underlying stock. Stock-based compensation is amortized using the graded amortization method over the vesting period of the related options, which is generally four years but is discontinued for options that are cancelled.

            For the years ended December 31, 2000 and 1999, we amortized deferred stock-based compensation of $6.1 million and $1.5 million, respectively. During 2000, approximately $4.0 million of deferred stock-based compensation was cancelled due to employee terminations, and $2.0 million was added from new grants of restricted stock or stock options. The total un-amortized deferred stock-based compensation as of December 31, 2000 is $3.4 million. We expect to amortize this amount as follows: $2.0 million in 2001, $1.0 million in 2002, and $0.4 million in 2003.

            Subsequent terminations of stock and option holders may reduce future stock-based compensation. We did not grant any shares of our common stock prior to our incorporation in January 1999, and therefore had no stock-based compensation prior to that time.

            Amortization of Goodwill and Intangible Assets. Amortization of goodwill and intangible assets represents the non-cash charges for the expensing, over the anticipated useful life, of intangible assets and goodwill.

            Amortization of goodwill and intangible assets was $4.0 million and $0.5 million for the years ended December 31, 2000 and 1999, respectively. The increase resulted from the amortization of cost associated with our acquisitions in 1999 and 2000. See Note 5 of our Notes to Consolidated Financial Statements. As of December 31, 2000, goodwill and intangible assets of $6.7 million remained to be amortized. Amortization of goodwill and intangible assets is over three years or less.

            Upon the attainment of certain economic milestones, we were required to pay up to $3.5 million of additional cash consideration related to our acquisition of Extreme Interactive Media, Inc. During 2000, we paid, and began amortizing over the remaining life of the asset, $1.2 million in additional consideration in connection with the attainment of these milestones.

Interest and Other Income, Net

            Interest and other income, net, of $1.6 million and $0.3 million for the years ended December 31, 2000 and 1999, respectively, consisted primarily of interest received from investing the proceeds of preferred equity financing and our initial public offering, net of interest expense related to equipment financing. For years prior to 1999, we operated as a division of Imagine Media and had no separate allocation of interest income or expense.

Provision for Income Taxes

            No provision for federal and state income taxes has been recorded because we have experienced net operating losses since inception. As of December 31, 2000, we had approximately $83.1 million of federal net operating loss carryforwards, which expire in 2019 and 2020. Due to the uncertainty regarding the ultimate use of the net operating loss carryforwards, we have not recorded any benefit for losses, and a valuation allowance has been recorded for the entire amount of the net deferred tax asset. Additionally, utilization of the net operating loss may be subject to annual limitation due to the ownership change limitation provided by the Internal Revenue Code and similar state provisions.

            The net losses incurred for the years prior to December 31, 1998 are attributable to our operations as a division of Imagine Media and were included in the income tax returns filed by Imagine Media. Because we will not receive any benefit for our historical operating losses incurred through December 31, 1998, no income tax benefit has been reflected for those periods.

Liquidity and Capital Resources

            During 1998, we financed our operations through contributions from Imagine Media. Since our incorporation in January 1999, we have financed our operations primarily through private placements of preferred stock, our initial public offering, borrowings under equipment lease lines and a credit facility. Cash, cash equivalents and short-term investments were $31.6 million at December 31, 2000.

            We raised $80.8 million in equity and debt financing during 1999. During that period, we used $26.9 million in operating activities and $5.6 million in acquiring property and equipment, and we repaid $12.3 million in debt obligation. We raised net proceeds of approximately $62.1 million from our initial public offering in March 2000. During 2000, we used $49.0 million in operating activities and $10.3 million in acquiring leasehold improvements and property and equipment.

            In April and October 1999, we entered into equipment lease lines of credit totaling $5.0 million. These credit facilities have terms of three years and bear interest at the rate of 7.5% per annum. In connection with these credit facilities, we issued warrants to the lessors to purchase 10,532 shares of our common stock at $9.50 per share and 7,033 shares of our common stock at $21.33 per share. The warrants have all been exercised. These credit facilities do not include any financial covenants.

            In November 1999, we entered into a term loan agreement for up to an aggregate of $15.2 million. In connection with this loan agreement, we issued promissory notes to the lenders, which bear interest at the rate of 11.0% per annum, and warrants to purchase 90,000 shares of our common stock, at an exercise price of $25.32 per share. In December 1999, $12.0 million of the loan was repaid and the note holders cancelled $3.0 million of indebtedness under the notes in exchange for shares of our Series C preferred stock at $10.00 per share. The outstanding balance under the notes became due and was repaid upon consummation of our initial public offering.

            During 1999, we entered into several leases for our San Francisco headquarters and our sales offices, with terms ranging from month-to-month to three years. Additionally, in November 1999, we entered into a lease for new executive offices in Brisbane, California, commencing October 2000 and expiring in 2012. This lease was further amended in November 2000 to reduce our occupancy from three buildings to one building beginning when new tenants take occupancy of two of the buildings or October 8, 2001, whichever occurs earlier. In connection with all these leases, we made payments of approximately $0.5 million in 1999 and $2.6 million in 2000. We will make payments of approximately $4.9 million in 2001, $2.4 million in 2002 and 2003, $2.5 million in 2004 and 2005, and a total of $17.0 million thereafter until the expiration of the leases. In connection with these leases, we obtained letters of credit for $5.1 million as deposits for the facilities. This amount will be reduced to approximately $2.2 million by October 2001, as we are released from our responsibility for the two buildings under our Brisbane, California lease. See Note 9 of our Notes to Consolidated Financial Statements for more information on our lease commitments.

            Our capital requirements depend on numerous factors, including market acceptance of our services, the resources we allocate to developing our networks, our marketing and selling capabilities and our brand. We have experienced substantial increases in our expenditures since our inception consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to be in excess of our revenue for the foreseeable future. A significant percentage of the capital raised in our initial public offering has been spent or will be spent over the next year to maintain our workforce, facilities, affiliate relationships and our brands.

            We will continue to evaluate possible acquisitions of, or investments in, complementary businesses, technologies, services or products. We believe that our available cash, cash equivalents and short-term investments and cash flows from operations, combined with the net proceeds from our initial public offering, will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. We may need to raise additional funds, however, to fund existing operations or expansion in personnel and office facilities, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire or invest in complementary businesses, technologies, services or products. In addition, to meet our long term liquidity needs, we may need to raise additional funds, establish additional credit facilities or seek other financing arrangements. Additional funding may not be available on favorable terms, on a timely basis, or at all.

Recent Accounting Pronouncements

            In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivatives and Hedging Activities," or FAS 133, as amended, which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. We are required to adopt FAS 133 effective January 1, 2001. Because we do not currently hold any derivative instruments and do not currently engage in hedging activities, we expect that the adoption of FAS 133, as amended, will not have a material effect on our financial position, results of operations or cash flows. We will be required to implement SFAS 133, as amended, for fiscal year 2001.

            In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101. SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Snowball believes its current revenue recognition policies comply with SAB 101.

            In March 2000 the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (the "Interpretation"). Snowball adopted the Interpretation on July 1, 2000 and believes that the impact of adoption of the Interpretation was not material to the results of operations and financial position.

                                  RISK FACTORS

Risks Related to Our Business

Our business model is unproven and may fail.

            We have a limited operating history upon which you can evaluate our business model and prospects and the merits of investing in our stock. If our business model proves to be unsuccessful, the trading price of our stock would likely fall. Our IGN and ChickClick networks began operating as divisions of Imagine Media in March 1997 and February 1998, respectively. We were incorporated in January 1999, and Imagine Media contributed the IGN and ChickClick assets to us in February 1999. Accordingly, our prospects and the merits of investing in our stock must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as Internet content and services. In particular, we are implementing an evolving and unpredictable business model. Our business model is unproven and may fail, which could harm our business and diminish the value of your investment.

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

            We believe that period-to-period comparisons are not meaningful and are not indicative of future performance. We anticipate that the results of our operations will fluctuate significantly in the future as a result of a variety of factors, including the long sales cycle we face selling advertising and promotions, seasonal trends in Internet usage, advertising placements and e-commerce, and other factors discussed in this section. Approximately 30% of our revenue is generated from Internet-oriented companies that may experience greater variability in advertising spending. As a result, it is likely that in some future quarters or years our results of operations will fall below the expectations of securities analysts or investors, which would likely cause the trading price of our common stock to decline.

We have a history of losses and expect to incur substantial net losses for the foreseeable future.

            We have incurred net losses since the formation of our business in January 1997. At December 31, 2000, we had an accumulated deficit of approximately $104.6 million. We may increase our operating expenses to expand our affiliate base, develop additional networks, expand our sales and marketing operations, hire more salespersons, increase our marketing and promotional activities, develop and upgrade our technology and purchase equipment and leasehold improvements for our operations and network infrastructure. We also may incur costs relating to the acquisition of content, other businesses or technologies. Whether we increase expenditures or not, we may not generate sufficient revenue to offset our expenditures. As a result, we expect to incur significant operating losses on a quarterly basis for the foreseeable future, and may never be profitable. Even if we do achieve profitability, we might not be able to sustain profitability on a quarterly or annual basis in the future.

If we fail to maintain our relationships with affiliates, or to incorporate new affiliates into our networks on a timely basis, our revenue would decline.

            We derive revenue primarily from advertisers who pay us to advertise on our networks because our networks attract a large number of visitors. We rely upon our affiliates to generate a significant portion of the content that attracts visitors to our networks. If we lose these affiliates and cannot replace them with affiliates having comparable traffic patterns and user demographics, or if we fail to maintain or add affiliates to our networks on a timely basis, we would lose revenue. We could lose an affiliate if it were to:

            o     terminate or fail to renew its affiliate agreement with us;

            o be acquired by or otherwise form a relationship with one of our competitors;

            o demand from us a greater portion of revenue derived from advertisements placed on its web sites; or

            o seek to require us to make payments for access to its web sites.

            We also may choose not to retain all of our affiliates or reduce our reliance on certain affiliates due to cost, change in our desired content, program objectives, or other reasons. If we change or terminate existing affiliate relationships, we cannot assure you that we will be able to retain the affiliates with whom we have changed our relationship or attract new affiliates.

            During 2000, the loss of affiliates did not have a significant impact on our revenue because we entered into agreements with new affiliates during the same period. We cannot assure you, however, that we will not lose a major affiliate in the future, which could cause our revenue to decline. We also must continue to identify potential new affiliates to ensure that we keep pace with the changing interests, styles, trends and preferences of Gen i. Web sites targeting Gen i might not continue to emerge at their current pace or at all. Moreover, we may be unable to identify potential new affiliates as they emerge or to negotiate affiliate agreements with potential new affiliates on a timely basis. In addition, we will likely face increasing competition for the content and services provided by current or potential affiliates. If we fail to continue to identify and enter agreements with potential new affiliates on a timely basis, our networks may lose their relevance to Gen i, and we would lose advertising and promotional opportunities and our revenue would decline.

If our IGN network were unsuccessful, our revenue would decline substantially.

            We rely upon IGN for a substantial portion of our traffic and advertising revenue. IGN is a network of web sites that provide information and entertainment to Gen i men. In addition to accounting for a substantial portion of our revenue in 2000, IGN accounted for approximately 76% of our consolidated page views in 2000, and approximately 25% of our registered users as of December 31, 2000. If we are unable to anticipate changes in the interests, styles, trends or preferences of the audience targeted by IGN; or if we are unable to maintain our relationship with affiliates of IGN or incorporate new affiliates into the IGN network on a timely basis; or if IGN otherwise loses traffic, our ability to generate advertising revenue would be impeded to an even greater extent than if any of those events occurred with respect to any of our other networks.

If our advertising, commerce partnership and marketing arrangements are terminated or are not renewed, our revenue would decline.

            To date, we have derived a substantial portion of our revenue from a small number of advertising, commerce and marketing customers. We expect that this will continue during the early stages of our development and may continue indefinitely. If our arrangements with these customers are terminated or are not renewed, our revenue would decline. In addition, many of our advertising, commerce and marketing customers enter into agreements with us that have a term of less than six months, and one or more of our material advertising agreements has a six-month term or termination rights at various points during the contract. As a result, our customers could and do cancel these agreements, change their advertising expenditures or buy advertising from our competitors on relatively short notice and without penalty. Because we expect to derive a large portion of our future revenue from advertising and marketing arrangements, these short-term agreements expose us to competitive pressures and potentially severe fluctuations in our financial results.

If we fail to perform in accordance with the terms of our advertising agreements, we would lose revenue.

            Our advertising agreements typically provide for minimum performance levels, such as impressions or click-through by web users. If we fail to perform in accordance with these terms, we typically have to provide free advertising to the customer until the minimum level is met, causing us to lose revenue and/or incur additional costs. In addition, we occasionally guarantee the availability of advertising space in connection with promotion arrangements and content agreements and often guarantee exclusive placement on our network for our largest customers, which precludes us from permitting certain competitors of these customers to offer products and services on our network that are similar to those offered by our exclusive customers. If we cannot fulfill the guarantees we make to our customers, or if we lose potential customers whose advertisements, sponsorships and promotions conflict with those of other customers, we would lose revenue and our future growth may be impeded.

If we do not continue to attract and retain users we may not be able to compete successfully for advertisers and commerce partners, which would cause our revenue to decline.

            We currently derive substantially all of our revenue from advertisers and commerce partners who pay us to advertise on our networks, and our business model depends in part on increasing the amount of this revenue. The market for advertising revenue is highly competitive, and recently demand has decreased significantly. We must continue to attract and retain users to compete successfully for advertising revenue. If we fail to attract and retain more users, our revenue would decline. Many of our current competitors, as well as a number of potential new competitors, have significantly greater editorial, financial, technical, marketing, sales and other resources than we do. Our competitors may develop content and service offerings that are superior to ours or achieve greater market acceptance than ours. Moreover, if our content and service offerings fail to achieve success in the short term, we could suffer an insurmountable loss in market share and brand acceptance.

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

            Our web sites reside on computer systems located in the San Francisco Bay area. Fire, earthquakes, power loss, water damage, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events, may damage our computer systems and interrupt service. Moreover, scheduled upgrades and changes to our computer systems may increase our operating cost or result in unsatisfactory performance. Our computer system's continuing and uninterrupted performance is critical to our success. Our insurance policies may not compensate us adequately for any losses that may occur due to any failures or interruptions in our systems.

If we lose key personnel or are unable to hire additional qualified personnel, or if our management team were unable to perform effectively, we would not be able to implement our business strategy or operate our business effectively.

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

            Our success also depends upon our ability to continue to attract, retain and motivate skilled employees. Competition for employees in our industry is intense, especially in the San Francisco Bay area. We believe that there are only a limited number of persons with the requisite skills to serve in many key positions, and it is becoming increasingly difficult to hire, retain and motivate these persons. We have in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining skilled employees with appropriate qualifications.

            Competitors and others have in the past attempted, and may in the future attempt, to recruit our employees. We believe that we will incur increasing salaries, benefits and recruiting expenses because of the difficulty in hiring and retaining employees.

            Finally, our success depends on the ability of our management to perform effectively, both individually and as a group. Some members of our management team have been working together for less than one year. If our management were unable to operate effectively in their respective roles or as a team, we would not be able to implement our business strategy or operate our business effectively.

Our failure to manage growth effectively could result in our inability to operate our business effectively.

            We have rapidly and significantly expanded and reduced our operations and anticipate that further change will be required to address potential market problems and opportunities. If we fail to manage this change effectively, we will be unable to operate our business effectively. From our incorporation in January 1999 to December 31, 2000, our business grew from approximately 40 full-time employees to a peak of approximately 380 full-time employees, and has subsequently been reduced, through attrition and lay offs, to approximately 180 full-time employees. These rapid changes have placed, and we expect them to continue to place, a significant strain on our management, operational and financial resources. As part of these changes, we may have to implement new operational and financial systems, procedures and controls and expand, combine or eliminate existing networks and organizational structures.

Our prospects for obtaining additional financing, if required, are uncertain and failure to obtain needed financing would limit our operations and might cause our business to fail.

            Our operating history is too brief for us to know with certainty whether our cash reserves and any cash flow from operations or financing will be sufficient to fund our operations. We expect to need to raise additional funds based upon our estimates of revenue, expense, working capital and capital expenditure requirements, or if we are required to respond to unforeseen technological or marketing hurdles, or if we choose to take advantage of unanticipated opportunities. If adequate funds are not available to satisfy either short- or long-term capital requirements, we might be required to limit our operations significantly and our business might fail. Additional financing might not be available when required. Our future capital requirements are dependent upon many factors, including:

            o the rate at which we expand our sales and marketing operations;

            o     the amount and timing of fees paid to affiliates;

            o the amount and timing of leasehold improvements and capital equipment purchases;

            o the extent to which we expand our content and service offerings;

            o the extent to which we develop and upgrade our technology and data network infrastructure;

            o the response of competitors to our content and service offerings; and

            o the willingness of advertisers to become and remain our customers.

Additional financing could disadvantage our existing stockholders.

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

            Since our incorporation, we have acquired several businesses or the selected assets of other businesses and our growth strategy includes acquiring or making investments in complementary businesses, products, services or technologies in the future. If we are unable to identify suitable acquisition or investment candidates, we will not grow as planned. Even if we do identify suitable candidates, we might not be able to make acquisitions or investments on commercially acceptable terms and on a timely basis. If we buy a business, we could have difficulty in assimilating that company's personnel, operations, products, services or technologies into ours.

We may have to litigate to protect our intellectual property rights, or to defend claims that we have infringed the rights of others, which could subject us to significant liability and be time-consuming and expensive.

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

            In the past, we have derived, and we expect to continue to derive in the future, substantially all of our revenue from selling advertisements. However, the prospects for continued demand and market acceptance for Internet marketing solutions are uncertain. If advertisers do not continue or increase their usage of the Internet, our revenue might decline or we might not grow. Most advertising agencies and potential advertisers, particularly local advertisers, have only limited experience advertising on the Internet and may not devote a significant portion of their advertising expenditures to Internet advertising. Moreover, advertisers that traditionally have relied on other advertising media may not advertise on the Internet. In addition, advertising on the Internet is at a much earlier stage of development in international markets than it is in the United States and may not fully develop in these markets. As the Internet evolves, advertisers may find Internet advertising to be a less attractive or effective means of promoting their products and services relative to traditional methods of advertising and may not continue to allocate funds for Internet advertising. Many historical predictions by industry analysts and others concerning the growth of the Internet as a commercial medium have overstated the growth of the Internet and should not be relied upon. This growth may not occur or may occur more slowly than estimated.

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

            Our business strategy depends on continued growth in the use of the Internet and increasing the number of users who visit our networks. A decrease in the growth of web usage, particularly usage by Gen i, would impede our ability to implement our business strategy and our ultimate success. If the Internet continues to experience significant growth in the number of users, frequency of use and amount of data transmitted, the Internet infrastructure might not be able to support the demands placed on it, or the performance or reliability of the Internet might be adversely affected. Web sites have experienced interruptions in service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays occur frequently in the future, Internet usage, as well as the usage of our web sites, could grow more slowly than expected or decline. Security and privacy concerns may also slow growth. Because our revenue ultimately depends upon Internet usage generally as well as on our web sites, our business may suffer as a result of retarded or declining growth.

We might have to expend significant capital or other resources to protect our networks from unauthorized access, computer viruses and other disruptive problems.

            Internet and online service providers have in the past experienced, and may in the future experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. We might be required to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by such breaches. Nevertheless, security measures that we implement might be circumvented. Eliminating computer viruses and alleviating other security problems also may require interruptions, delays or cessation of service to users accessing web pages that deliver our content and services. In addition, a party who circumvents our security measures could misappropriate proprietary information or cause interruptions in our operations.

We may be sued regarding privacy concerns, subjecting us to significant liability and expense.

            If third parties were able to penetrate our network security or otherwise misappropriate our users' personal information or credit card information, we could be subject to significant liability and expense. We may be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. Claims could also be based on other misuses of personal information, such as unauthorized marketing purposes. These claims could result in costly litigation. The Federal Trade Commission and state agencies have been investigating various Internet companies regarding their use of personal information. In 1998, the United States Congress enacted the Children's Online Privacy Protection Act of 1998. We depend upon collecting personal information from our users and the regulations promulgated under this act have made it more difficult for us to collect personal information from some of our users. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated. Furthermore, the European Union recently adopted a directive addressing data privacy that may limit the collection and use of information regarding Internet users. This directive and regulations enacted by other countries may limit our ability to target advertising or to collect and use information internationally.

Information displayed on and communication through our networks could expose us to significant liability and expense.

            We face possible liability for defamation, negligence, copyright, patent or trademark infringement and other claims, such as product or service liability, based on the nature and content of the materials published on or downloaded from our web sites. These types of claims have been brought, sometimes successfully, against Internet companies and print publications in the past, and the potential liability associated with these claims is significant. We could also be subjected to claims based upon the online content that is accessible from our web sites through links to other web sites or through content and materials that may be posted in chat rooms or bulletin boards. We do not verify the accuracy of the information supplied by third-party content providers, including affiliates. We also offer e-mail services which may subject us to potential risks, such as liabilities or claims resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service. The law in these areas is unclear. Accordingly, we are unable to predict the potential extent of our liability. Our insurance may not cover potential claims of this type, or may not be adequate to indemnify us for all liability that may be imposed.

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

            Although we are subject to regulations applicable to businesses generally, few laws or regulations exist that specifically regulate communications and commerce over the Internet. We expect more stringent laws and regulations relating to the Internet to be enacted due to the increasing popularity and use of the Internet and other online services. Future regulation of the Internet may slow its growth, resulting in decreased demand for our services and increased costs of doing business. New and existing laws and regulations are likely to address a variety of issues, including:

            o     user privacy and expression;

            o     taxation and pricing;

            o     the rights and safety of children;

            o     intellectual property; and

            o     information security.

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

            We introduced ChickShops, our first e-commerce initiative, in December 1999 and the SnowballShopping channels in October 2000, and plan to develop a range of e-commerce activities. Consumers may sue us if any of the products sold through our web sites are defective, fail to perform properly or injure the user. Liability claims resulting from our sale of products could require us to spend significant time and money in litigation or to pay significant damages.

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

            Our common stock has only recently been traded in a public market and an active trading market for our stock may not be sustained. Moreover, the trading price of our common stock is likely to be highly volatile in response to a number of factors, such as:

            o actual or anticipated variations in our quarterly results of operations;

            o     the addition or loss of affiliates;

            o changes in the market valuations of other Internet content and service companies;

            o announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

            o changes in financial estimates or recommendations by securities analysts;

            o     additions or departures of key personnel;

            o     additions or departures of key customers; and

            o     failure to maintain minimum Nasdaq listing requirements.

            In addition, broad market and industry factors may materially and adversely affect the market price of our common stock, regardless of our operating performance. The Nasdaq National Market, and the market for Internet and technology companies in particular, has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of these companies.

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

            Our current stockholders include individuals or firms that hold a substantial number of shares, which they recently became entitled to sell in the public market. Sales of a substantial number of these shares could reduce the market price of our common stock. These sales could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Our officers and directors and their affiliates exercise significant control over us, which could disadvantage other stockholders.

            Our executive officers and directors and their affiliates together owned approximately 64% of our outstanding common stock as of December 31, 2000. Christopher Anderson, the chairman of our board of directors, owned approximately 44% of our outstanding common stock alone. As a result, these stockholders exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of control could disadvantage other stockholders with interests different from those of our officers, directors and their affiliates. For example our officers, directors and their affiliates could delay or prevent someone from acquiring or merging with us even if the transaction would benefit other stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of interest rates in the United States, particularly since the majority of our investments are in short-term debt securities issued by corporations or divisions of the United States government. We place our investments with high quality issuers and limit the amount of credit exposure to any one issuer. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure.

            We had no foreign currency hedging or other derivative financial instruments as of December 31, 2000.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               Snowball.com, Inc.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                Page

            Report of Ernst & Young LLP, independent auditors    33

            Consolidated balance sheets                          34

            Consolidated statements of operations                35

            Consolidated statements of stockholders' equity      36

            Consolidated statements of cash flows                37

            Notes to consolidated financial statements           38

            Quarterly results of operations (unaudited)          55

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Snowball.com, Inc.

            We have audited the accompanying consolidated balance sheets of Snowball.com, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows of Snowball.com, Inc. and its predecessor division of Imagine Media, Inc. for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of Snowball's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Snowball.com, Inc. at December 31, 2000 and 1999, and the consolidated results of the operations and cash flows of Snowball.com, Inc. and its predecessor division of Imagine Media, Inc. for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                            /s/ Ernst & Young LLP

Palo Alto, California
February 5, 2001, except for the
     third paragraph of Note 10, as to
     which the date is March 6, 2001

                               Snowball.com, Inc.
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                       December 31,
                                                                                  -----------------------
                                                                                     2000          1999
                                                                                  ---------     ---------
 Assets
 Current assets:
       Cash and cash equivalents                                                  $  26,479     $  25,489
       Short-term investments                                                         5,111         8,000
       Accounts receivable, less allowance of $768 and $528 at
             December 31, 2000 and 1999, respectively                                 3,401         2,560
       Prepaid expenses and other current assets                                      1,869         2,235
                                                                                  ---------     ---------
             Total current assets                                                    36,860        38,284

Goodwill and intangible assets, net                                                   6,655         3,355
Fixed assets, net                                                                    10,826         4,368
Other assets                                                                            499           711
                                                                                  ---------     ---------
             Total assets                                                         $  54,840     $  46,718
                                                                                  =========     =========

Liabilities and stockholders' equity
Current liabilities:
       Accounts payable                                                           $   2,025     $   4,757
       Accrued liabilities and other                                                  6,428         3,081
       Deferred revenue                                                                 953           702
       Notes and loan payable                                                            --           400
       Current equipment financing obligations                                        1,649         1,081
                                                                                  ---------     ---------
             Total current liabilities                                               11,055        10,021

Long-term equipment financing obligations                                             1,484         2,036
Commitments
Stockholders' equity:
      Convertible preferred stock, $0.001 par value, issuable in series:
            5,000,000 shares authorized at December 31, 2000, no shares issued and outstanding; 20,000,000 shares authorized at December
            31, 1999, 18,066,269 shares issued and outstanding                           --            18
      Common stock, $0.001 par value: 100,000,000 shares authorized at
            December 31, 2000, 12,523,175 shares issued and outstanding;
            37,500,000 shares authorized at December 31, 1999,
            1,861,849 shares issued and outstanding                                      13             2
      Additional paid-in capital/net contribution from Imagine Media                151,480        88,666
      Notes receivable from stockholders                                               (338)       (1,301)
      Deferred stock-based compensation                                              (3,363)      (10,868)
      Prepaid marketing and distribution rights, net                                   (926)       (2,095)
      Accumulated deficit                                                          (104,565)      (39,761)
                                                                                  ---------     ---------
             Total stockholders' equity                                              42,301        34,661
                                                                                  ---------     ---------

             Total liabilities and stockholders' equity                           $  54,840     $  46,718
                                                                                  =========     =========

See notes to consolidated financial statements.

                               Snowball.com, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                                        Year ended December 31,
                                                                                   ----------------------------------
                                                                                     2000         1999         1998 (a)
                                                                                   --------     --------     --------
Revenue                                                                            $ 21,242     $  6,674     $  3,256
Cost of revenue                                                                      11,852        4,316        1,322
                                                                                   --------     --------     --------
       Gross margin                                                                   9,390        2,358        1,934

Operating expenses:
       Production and content                                                        11,842        6,610        1,599
       Engineering and development                                                    9,454        5,084          329
       Sales and marketing                                                           38,378       20,393        2,592
       General and administrative                                                     5,971        3,486        1,074
       Stock-based compensation(b)                                                    6,139        1,521           --
       Amortization of goodwill and intangible assets                                 4,001          471           --
                                                                                   --------     --------     --------
              Total operating expenses                                               75,785       37,565        5,594
                                                                                   --------     --------     --------

Loss from operations                                                                (66,395)     (35,207)      (3,660)
Interest income, net                                                                  1,591          265           --
Other income                                                                             --          120           --
                                                                                   --------     --------     --------
Net loss                                                                           $(64,804)    $(34,822)    $ (3,660)
                                                                                   ========     ========     ========

Basic and diluted net loss per share                                               $  (7.39)    $(560.06)
                                                                                   ========     ========

Shares used in per share calculation (c)                                              8,765           62
                                                                                   ========     ========

Pro forma basic and dilutive net loss
       per share (unaudited)                                                       $  (6.05)    $  (5.80)
                                                                                   ========     ========

Shares used in pro forma
       per share calculation (unaudited) (d)                                         10,708        6,007
                                                                                   ========     ========

(a) Through December 31, 1998, our activities were included in operations of Imagine Media, Inc. Our financial statements for the period have been prepared on a carve-out basis. From January 1, 1999, we have operated as a separate entity.

(b)    Stock-based compensation relates to the following:

              Cost of revenue                               $     25   $      7
              Production and content                           1,808        407
              Engineering and development                        486        263
              Sales and marketing                              1,415        777
              General and administrative                       2,405         67
                                                            --------   --------
                   Total                                    $  6,139   $  1,521
                                                            ========   ========

(c) All shares have been restated to reflect the one-for-three stock split, which was effective March 6, 2001.

(d) Pro forma weighted average shares outstanding assumes the conversion of all shares of preferred stock into common stock, effective as of the original issue date for the preferred stock.

See notes to consolidated financial statements.

                               Snowball.com, Inc.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               (in thousands, except share and per share amounts)

                                                            Convertible Preferred                                     Additional
                                                                    Stock                   Common Stock           Paid in Capital/
                                                          --------------------------    -------------------------  Net Contribution
                                                            Shares         Amount         Shares        Amount       From Imagine
                                                          -----------    -----------    -----------   -----------  ----------------
Balance at January 1, 1998                                         --    $        --             --   $        --   $     1,781
Net and comprehensive loss for the period                          --             --             --            --            --
Contribution from Imagine Media                                    --             --             --            --         3,920
                                                          -------------------------------------------------------------------------
Balance at December 31, 1998                                       --             --             --            --         5,701
Issuance of common stock to founders and
      employees for cash and notes receivable                      --             --      1,270,766             1           380
Issuance of Series A preferred stock for
      cash, notes receivable and assets
      transferred from Imagine Media                        9,990,111             10             --            --         3,257
Issuance of Series B and B-1 preferred stock
      for cash and assets transferred from
      Imagine Media                                         4,028,437              4             --            --        23,746
Issuance of Series B-1 preferred stock to
      strategic partner and officer for cash and
      marketing rights                                        668,721              1             --            --         6,571
Issuance of common stock to employees upon
      exercise of stock options, net of repurchases                --             --        556,083             1         1,108
Issuance of warrants to purchase Series B-1
      preferred stock in connection with lease financing
      and term loan                                                --             --             --            --           948
Issuance of Series C preferred stock for cash and
      conversion of $3.0 million term loan                  3,379,000              3             --            --        33,786
Payments received on notes receivable from
      stockholders                                                 --             --             --            --            --
Issuance of common stock in connection
      with acquisitions                                            --             --         35,000            --           780
Deferred compensation                                              --             --             --            --        12,389
Amortization of deferred compensation and
      prepaid marketing and distribution rights                    --             --             --            --            --
Net and comprehensive loss for the period                          --             --             --            --            --
                                                          -------------------------------------------------------------------------
Balance at December 31, 1999                               18,066,269             18      1,861,849             2        88,666
Issuance of Series C preferred stock for cash                 150,000             --             --            --         1,490
Issuance of common stock for Series A, B-1 and
     C preferred stock conversion                         (18,216,269)           (18)     8,519,967             9             9
Issuance of common stock for initial public
     offering, net                                                 --             --      2,083,333             2        62,107
Issuance of common stock for donation to
     charitable foundation                                         --             --         33,333            --         1,000
Issuance of common stock for exercise of
     warrants                                                      --             --          9,988            --            --
Issuance of common stock to employees,
     net of repurchases                                            --             --         14,705            --          (426)
Forgiveness and repayment of notes receivable
     from stockholders                                             --             --             --            --            --
Deferred stock-based compensation                                  --             --             --            --        (1,986)
Amortization of deferred stock-based compensation
     and prepaid marketing & distribution rights                   --             --             --            --           620
Net and comprehensive loss for the period                          --             --             --            --            --
                                                          --------------------------    -------------------------   -----------
Balance at December 31, 2000                                       --    $        --     12,523,175   $        13   $   151,480
                                                          ==========================    =========================   ===========

                                                                                            Prepaid
                                                             Notes                         Marketing
                                                          Receivable         Deferred         and                          Total
                                                             From           Stock-Based   Distribution    Accumulated  Stockholders'
                                                          Stockholders      Compensation     Rights         Deficit       Equity
                                                          -----------       -----------    -----------    -----------  ------------
Balance at January 1, 1998                                $        --       $        --    $        --    $    (1,279) $        502
Net and comprehensive loss for the period                          --                --             --         (3,660)       (3,660)
Contribution from Imagine Media                                    --                --             --             --         3,920
                                                          -------------   ---------------------------------------------------------
Balance at December 31, 1998                                       --                --             --         (4,939)          762
Issuance of common stock to founders and
      employees for cash and notes receivable                    (302)               --             --             --            79
Issuance of Series A preferred stock for
      cash, notes receivable and assets
      transferred from Imagine Media                           (2,000)               --             --             --         1,267
Issuance of Series B and B-1 preferred stock
      for cash and assets transferred from
      Imagine Media                                                --                --             --             --        23,750
Issuance of Series B-1 preferred stock to
      strategic partner and officer for cash and
      marketing rights                                             --                --         (2,339)            --         4,223
Issuance of common stock to employees upon
      exercise of stock options, net of repurchases            (1,044)               --             --             --            65
Issuance of warrants to purchase Series B-1
      preferred stock in connection with lease financing
      and term loan                                                --                --             --             --           948
Issuance of Series C preferred stock for cash and
      conversion of $3.0 million term loan                         --                --             --             --        33,789
Payments received on notes receivable from
      stockholders                                              2,045                --             --             --         2,045
Issuance of common stock in connection
      with acquisitions                                            --                --             --             --           780
Deferred compensation                                              --           (12,389)            --             --            --
Amortization of deferred compensation and
      prepaid marketing and distribution rights                    --             1,521            244             --         1,765
Net and comprehensive loss for the period                          --                --             --        (34,822)      (34,822)
                                                          -------------   ---------------------------------------------------------
Balance at December 31, 1999                                   (1,301)          (10,868)        (2,095)       (39,761)       34,661
Issuance of Series C preferred stock for cash                      --                --             --             --         1,490
Issuance of common stock for Series A, B-1 and
     C preferred stock conversion                                  --                --             --             --            --
Issuance of common stock for initial public
     offering, net                                                 --                --             --             --        62,109
Issuance of common stock for donation to
     charitable foundation                                         --                --             --             --         1,000
Issuance of common stock for exercise of
     warrants                                                      --                --             --             --            --
Issuance of common stock to employees,
     net of repurchases                                            --                --             --             --          (426)
Forgiveness and repayment of notes receivable
     from stockholders                                            963                --             --             --           963
Deferred stock-based compensation                                  --             1,986             --             --            --
Amortization of deferred stock-based compensation
     and prepaid marketing & distribution rights                   --             5,519          1,169             --         7,308
Net and comprehensive loss for the period                          --                --             --        (64,804)      (64,804)
                                                          -----------       -----------    -----------    -----------  ------------
Balance at December 31, 2000                              $      (338)      $    (3,363)   $      (926)   $  (104,565) $     42,301
                                                          ===========       ===========    ===========    ===========  ============

                               Snowball.com, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands, except per share data)

                                                                            Year ended December 31,
                                                                       --------------------------------
                                                                         2000        1999        1998
                                                                       --------    --------    --------
Cash flows from operations
      Net loss                                                         $(64,804)   $(34,822)   $ (3,660)
      Reconciliation to net cash used in operations:
          Depreciation and amortization                                   7,874       1,769          40
          Stock-based compensation                                        6,139       1,521          --
          Charitable contribution of common stock                         1,000          --          --
          Other non-cash expenses                                           641         948          --
          Changes in assets and liabilities:
              Accounts receivable                                        (1,199)     (1,640)       (272)
              Prepaid expenses and other assets                             525      (2,798)        (61)
              Accounts payable and accrued liabilities                      615       7,487         102
              Deferred revenue                                              251         654          37
                                                                       --------    --------    --------
                  Net cash used in operating activities                 (48,958)    (26,881)     (3,814)
                                                                       --------    --------    --------

Cash flows from investment activities
      Proceeds from/(purchases of) short-term investments                 2,889      (8,000)         --
      Acquisition of goodwill and intangible assets                      (6,090)     (2,550)         --
      Purchases of fixed assets                                         (10,331)     (5,575)       (106)
                                                                       --------    --------    --------
                  Net cash used in investment activities                (13,532)    (16,125)       (106)
                                                                       --------    --------    --------

Cash flows from financing activities
      Proceeds from issuance of common stock related
          to initial public offering, net                                62,114          --          --
      Proceeds from other issuance of common and preferred
          stock, net of repurchases                                       1,750      62,228          --
      Proceeds from equipment financing obligations                       1,526       3,464          --
      Proceeds from borrowings under term loan                           12,000      15,150          --
      Repayment of borrowings under term loan                           (12,400)    (12,000)         --
      Repayment of equipment financing obligations                       (1,510)       (347)         --
      Contributions from Imagine Media                                       --          --       3,920
                                                                       --------    --------    --------
                  Net cash provided by financing activities              63,480      68,495       3,920
                                                                       --------    --------    --------

Net increase in cash and cash equivalents                                   990      25,489          --
Cash and cash equivalents at beginning of year                           25,489          --          --
                                                                       --------    --------    --------
Cash and cash equivalents at end of year                               $ 26,479    $ 25,489    $     --
                                                                       ========    ========    ========

Supplemental schedule of non-cash investing and financing activities

Repurchase of common stock in connection with
      reduction of shareholder notes receivable                        $    724          --          --
                                                                       ========    ========    ========
Common stock issued for notes receivable                                     --    $  3,346          --
                                                                       ========    ========    ========
Deferred stock compensation                                            $  1,986    $ 12,389          --
                                                                       ========    ========    ========
Conversion of term loan debt to Series C preferred stock                     --    $  3,000          --
                                                                       ========    ========    ========
Common and preferred stock issued for goodwill and
      intangible assets and prepaid marketing and distribution               --    $  3,119          --
                                                                       ========    ========    ========

See notes to consolidated financial statements.

                               Snowball.com, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Company and Summary of Significant Accounting Policies

Description of Company

            Snowball.com, Inc. ("Snowball") was incorporated as Affiliation, Inc. in the state of Delaware on January 6, 1999, and commenced operations as a separate legal entity at that time. From its inception in January 1997 through January 5, 1999, Snowball operated as a division of Imagine Media, Inc. ("Imagine Media"). Snowball is an Internet media company that operates a network of destination web sites providing content, community and commerce to the Internet generation, or Generation i ("Gen i"(TM)). Snowball views Gen i as individuals between the ages of 13 and 30 who consider the Internet to be an integral part of their daily lives. Snowball serves the members of this community by providing them with opinionated, current content, relevant services such as e-mail and instant messaging and a forum for interacting with one another. Snowball provides its advertisers with targeted access to Gen i and supplies its content partners with an integrated package of marketing services and audience-development opportunities.

            Snowball has sustained net losses and negative cash flows from operations since inception. Snowball's ability to meet obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and raise additional financing through public or private equity financings, collaborative or other arrangements with corporate sources, or other sources of financing. In the year ended December 31, 1999, Snowball received net financing of approximately $65.2 million through the issuance of common stock and Series A, B1 and C convertible preferred stock. During the year ending December 31, 2000, Snowball received approximately $63.9 million, primarily from the net issuance of common stock through our initial public offering. Management believes that existing funds as of December 31, 2000 will be sufficient to enable Snowball to meet planned expenditures through at least December 31, 2001. If anticipated operating results are not achieved, management intends to delay or reduce expenditures so as not to require additional financial resources if these resources are not available on terms acceptable to Snowball.

Principles of Consolidation

            The consolidated financial statements include the accounts of Snowball and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Basis of Presentation

            All share and per share numbers in this document have been adjusted to retroactively reflect our one-for-three reverse stock split, effective March 6, 2001 (see Notes 7 and 10).

            The accompanying financial statements include the operations of Snowball as part of Imagine Media (on a carved-out basis as discussed below) from its inception as a division of Imagine Media in January 1997 through December 31, 1998 (the "divisional statements") and as a separate legal entity from its incorporation on January 6, 1999. The divisional financial statements have been derived from the historical books and records of Imagine Media. Imagine Media's corporate accounting systems were not designed to track cash receipts and payments and liabilities on a division-specific basis.

                               Snowball.com, Inc.

            The divisional statement of operations for the period ended December 31, 1998 include all revenue and expenses directly attributable to Snowball, including an allocation of the costs of facilities, salaries, and employee benefits based on relative headcount. Additionally, incremental corporate administration, finance, and management costs have been allocated to Snowball (see Note 4). All of the allocations reflected in the 1998 financial statements are based on assumptions that management believes are reasonable under the circumstances. However, these allocations and estimates are not necessarily indicative of the costs that would have resulted if Snowball had operated on a stand-alone basis in 1998. From incorporation on January 6, 1999 through September 30, 1999, there was a service and support agreement in place between Snowball and Imagine Media which specified the terms of certain services to be provided by Imagine Media. Under that agreement, Imagine Media provided certain management, personnel and technology and information services support and rental space in return for cash payments based upon divisional allocations and the actual costs of providing such services. The agreement terminated on October 1, 1999.

Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ materially from those estimates.

Certain Risks and Concentrations

            Snowball has a limited operating history and its prospects are subject to the risks, expenses, and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as Internet services. These risks include the failure to develop and extend online service brands, the rejection of services by web consumers, vendors, and/or advertisers, the inability of Snowball to maintain and increase the level of traffic to the Snowball networks from online services, as well as other risks and uncertainties. In the event that Snowball does not successfully implement its business plan, certain assets may not be recoverable.

            Snowball's revenue is principally derived from the sale of online advertising, the market for which is highly competitive and rapidly changing. Significant changes in the industry or changes in customer buying behavior could adversely affect operating results.

            Snowball maintains cash and cash equivalents with domestic financial institutions. Snowball performs periodic evaluations of the relative standing of these institutions. From time to time, Snowball's cash balances with these financial institutions may exceed Federal Deposit Insurance Corporation insurance limits.

            Snowball's customers are concentrated mainly in the United States. Snowball performs ongoing credit evaluations, generally does not require collateral and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of each customer, historical trends and other information; to date, such amounts have been within management's expectations.

            For the years ended December 31, 2000, 1999 and 1998 no customer accounted for over 10% of total revenue and no customer accounted for over 10% of gross accounts receivable at December 31, 2000 and 1999. Accounts receivable is stated net of allowance for doubtful accounts. A summary of change in the allowance is as follows:

                               Snowball.com, Inc.

                                                           December 31,
                                                    ---------------------------
Allowance for Doubtful Accounts                      2000       1999       1998
                                                    -------    -------   ------
                                                          (in thousands)

Balance at beginning of period                      $ 528      $  99      $  54

Additions charged to costs and expenses               357        734         72

Write off of uncollectible accounts                  (117)      (305)       (27)

                                                    -------    -------   ------
Balance at end of period                            $ 768      $ 528      $  99
                                                    =======    =======   ======

Revenue Recognition

            Revenue is derived principally from short-term contracts for banner advertisements, buttons and textlinks. This revenue is recognized at the lesser of the straight-line basis over the term of the contract or the ratio of impressions delivered over total committed impressions, provided that we do not have any significant remaining obligations and collection of the resulting receivable is probable. To the extent that minimum committed impression levels or other obligations are not met, we defer recognition of the corresponding revenue until such levels are achieved.

            Revenue also includes fees from sponsorship, fixed slotting fees, variable lead generation, commerce partnerships and other marketing programs under contracts in which we commit to provide our business customers with promotional opportunities in addition to traditional banner advertising. We generally receive a fixed fee and/or incremental payments for lead generation, customer delivery or traffic driven to the commerce partner's site. Revenue that includes delivery of various types of impressions and services are recognized based on the lesser of the straight-line basis over the term of the contract, the ratio of average impressions or data delivered over the average total guaranteed impressions, or upon delivery when no guarantees exists.

            Approximately 99%, 100% and 100% of our revenue was from advertising and marketing programs in 2000, 1999 and 1998, respectively.

            Snowball has not recognized any revenue related to the nonmonetary exchange of advertising for advertising as such exchanges were not objectively determinable based on the criteria set forth in Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions."

Advertising Expenses

            Snowball expenses the cost of advertising as incurred. Advertising expenses were approximately $12.3 million and $8.0 million for the years ended December 31, 2000 and 1999, respectively. Advertising expenses for the year ended December 31, 1998 were not significant.

Cash Equivalents and Short-term Investments

            Snowball considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents.

                               Snowball.com, Inc.

Fixed Assets

            Fixed assets are stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful lives of the assets, generally two to five years, or the lease term, if applicable. Gains and losses on disposals are included in income at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal. Expenditures for replacements and betterments are capitalized, while expenditures for maintenance and repairs are charged against earnings as incurred.

Goodwill and Intangible Assets

            Goodwill consists of the excess of purchase price paid over identified tangible and intangible net assets and trademarks. Goodwill and intangible assets are amortized using the straight-line method over the period of expected benefit, generally three years. Goodwill and other intangible assets are evaluated quarterly for impairment. Snowball records impairment losses on goodwill and other intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount. Conditions that would trigger an impairment assessment include material adverse changes in operations or Snowball's decision to abandon acquired products, services or technologies. Measurement of fair value would be based on discounted cash flows at Snowball's incremental borrowing rate and would include a factor for the probability that the impaired product would be successful. As of December 31, 2000, Snowball has not identified any such impairment losses.

Fair Value of Financial Instruments

            The carrying amounts of Snowball's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and deferred revenue, approximate their fair value at December 31, 2000 and 1999 because of their short maturities. The carrying amount of Snowball's capital lease obligations approximate their fair value based upon implicit interest rates of the leases.

Net Loss Per Share

            Basic net loss per share and diluted net loss per share is presented in conformity with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Pursuant to Securities and Exchange Commission ("SEC") Accounting Bulletin No. 98, common stock and convertible preferred stock issued or granted for nominal consideration prior to the anticipated effective date of the initial public offering must be included in the calculation of basic and diluted net loss per share as if they had been outstanding for all periods presented. Snowball had no issuances or grants for nominal consideration prior to its initial public offering.

            In accordance with Statement of Financial Accounting Standards No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of shares of common stock that are subject to repurchase. Diluted net loss per share includes the impact of options and warrants to purchase common stock, if dilutive. There is no difference between our basic and diluted net loss per share as we incurred losses in each of the periods presented. Pro forma basic and diluted net loss per share, as presented in the statements of operations, has been computed as described above and also gives effect, under SEC guidance, to the conversion of the convertible

                               Snowball.com, Inc.

preferred stock (using the if-converted method) from the original date of issuance. Snowball commenced operations as a separate legal entity in January 1999 and issued common stock in February 1999. Accordingly, historical earnings per share have been presented beginning with the year ended December 31, 1999. The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share (in thousands, except share and per share data):

                                                           Year Ended
                                                           December 31,
                                                   ----------------------------
                                                       2000            1999
                                                   ------------    ------------

Net loss                                           $    (64,804)   $    (34,822)
                                                   ============    ============

Basic and diluted:
     Weighted average shares of
        common stock outstanding                     10,074,969       1,378,294
     Less weighted average shares
        subject to repurchase                        (1,309,646)     (1,316,118)
                                                   ------------    ------------
     Weighted average shares used
        in computing basic and diluted
         net loss per share                           8,765,323          62,176
                                                   ============    ============
Basic and diluted net loss per share               $      (7.39)   $    (560.06)
                                                   ============    ============

Pro forma (unaudited):
     Shares used in the above                         8,765,323          62,176
     Pro forma adjustment to reflect weighted
        effect of assumed conversion
        of convertible preferred stock                1,942,191       5,945,189
                                                   ------------    ------------
     Shares used in computing pro forma basic
        and diluted net loss per share               10,707,514       6,007,365
                                                   ============    ============
Pro forma basic and diluted net loss per share     $      (6.05)   $      (5.80)
                                                   ============    ============

            Snowball has excluded all convertible preferred stock, warrants for convertible preferred stock, outstanding stock options and shares subject to repurchase from the calculation of diluted loss per share because all of these securities are antidilutive for all periods presented. All of the convertible preferred stock outstanding was converted upon the consummation of the initial public offering.

                               Snowball.com, Inc.

            The total number of shares excluded from the calculation of diluted net loss per share were as follows (on an as-converted-to common basis as of December 31, 1999):

                                                              December 31,
                                                       -------------------------
                                                         2000             1999
                                                       ---------         -------

Common stock, subject to repurchase                      880,830       1,475,158

Preferred stock                                               --       8,469,965

Common stock options outstanding                       1,832,734         786,136

Warrants to purchase preferred stock                          --         107,564

Income Taxes

            Through December 31, 1998, Snowball was not a separate taxable entity for federal, state, or local income tax purposes, and its operations were included in the tax returns of Imagine Media. Since incorporation, Snowball has recognized income taxes under the liability method.

Stock-Based Compensation

            Snowball accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and its interpretations and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense on fixed stock options is based on the difference, if any, on the date of the grant, between the fair value of Snowball's stock and the exercise price of the option. Snowball accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

Comprehensive Income

            Snowball has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components in the financial statements. To date, Snowball's comprehensive loss has equaled its net loss.

Segment Information

            In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," which established standards for reporting information about operating segments in annual financial statements. Snowball identifies its operating segments based on business activities, management responsibility, and geographical location. Currently, Snowball has organized its operations into a single operating segment, the sale of advertising and marketing programs based on content

                               Snowball.com, Inc.

material produced for distribution on the Internet. Snowball derives the significant majority of its revenue from operations in the United States.

Recent Accounting Pronouncements

            In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities, was issued which requires that Statement No. 133 be adopted in Snowball's fiscal year 2001. Management does not anticipate that the adoption of Statement No. 133 will have a material effect on the results of operations or financial position because Snowball does not currently engage in or plan to engage in derivative or hedging activities.

            In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Snowball believes its current revenue recognition policies comply with SAB 101.

            In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," (FIN 44). Snowball adopted FIN 44 on July 1, 2000. The impact of adoption of FIN 44 was not material to the results of operations and financial position.

2. Cash and Cash Equivalents

            Cash, cash equivalents, and short-term investments consist of the following:

                                                               December 31,
                                                           ---------------------
                                                             2000          1999
                                                           -------       -------
                                                              (in thousands)
Cash and cash equivalents:

    Cash                                                   $ 1,496       $   818

    Money market funds                                       5,653        15,976

    Corporate commercial paper                              11,431         3,979

    Certificate of deposit                                      --         4,716

    Municipal bonds                                          5,850            --

    Treasury bonds                                           2,049            --
                                                           -------       -------
      Total cash and cash equivalents                       26,479        25,489
                                                           -------       -------

Short-term investments:

    Certificate of deposit                                   5,111         1,000

    Municipal bonds                                             --         7,000
                                                           -------       -------
      Total short-term investments                           5,111         8,000
                                                           -------       -------

Cash, cash equivalents, and short-term
        investments                                        $31,590       $33,489
                                                           =======       =======

                               Snowball.com, Inc.

            Through December 31, 2000, the difference between the fair value and the amortized cost of available-for-sale securities was not significant; therefore, no unrealized gains or losses have been recorded in stockholders' equity. At December 31, 2000, the contractual maturity of Snowball's short-term investments was one year or less.

3. Balance Sheet Detail

                                                             December 31,
                                                       ------------------------
                                                         2000            1999
                                                       --------        --------
                                                             (in thousands)
Goodwill and Intangible Assets

Vault                                                  $    550        $    550
Ameritrack, Inc.                                          1,207           1,182
Extreme Interactive Media, Inc.                           3,050           1,850
Two Cents, Inc.                                              90              --
Game Sages                                                4,817              --
                                                       --------        --------
                                                          9,714           3,582
Less accumulated amortization                            (3,059)           (227)
                                                       --------        --------
Goodwill and intangible assets, net                    $  6,655        $  3,355
                                                       ========        ========

Fixed Assets

Computers and equipment                                $  6,395        $  3,762
Software                                                  1,800           1,364
Furniture and fixtures                                    2,453             602
Leasehold improvements                                    4,272              --
Construction in process                                   1,139              --
                                                       --------        --------
                                                         16,059           5,728
Less accumulated depreciation
and amortization                                         (5,233)         (1,360)
                                                       --------        --------
Fixed assets, net                                      $ 10,826        $  4,368
                                                       ========        ========

Accrued Liabilities and Other

Accrued compensation                                   $  1,852        $    257
Accrued payouts to affiliates                             1,710             894
Other accrued liabilities                                 2,866           1,930
                                                       --------        --------
Total accrued liabilities and other                    $  6,428        $  3,081
                                                       ========        ========

4. Related Party Transactions

Funding Prior to Incorporation

            Through December 31, 1998, Snowball utilized Imagine Media's centralized cash management services and processes related to receivables, payables, payroll, and other activities. Through December 31, 1998, Snowball's net cash requirements were funded by

                               Snowball.com, Inc.

Imagine Media. Net financing provided by Imagine Media to Snowball in 1998 was approximately $3.9 million, including funding related to expenditures for operations and investing activities and corporate services provided, as described below. There were no intercompany transfers and no amounts were paid to Imagine Media by Snowball in repayment of the financing during this period and through the incorporation of Snowball. These amounts were included in division equity. Amounts financed by Imagine Media did not bear interest.

Corporate Services

            In accordance with the Staff Accounting Bulletin No. 55, prior to the incorporation of Snowball, allocations have been reflected in these financial statements for 1998. These expenses include corporate communications, management compensation and benefits administration, payroll, accounts payable, income tax compliance, and other administration and finance overhead. Allocations and charges were based on either a direct cost pass-through for incremental corporate administration, finance and management costs or a percentage allocation of costs for other services provided based on factors such as headcount and relative expenditure levels. Such allocations and charges totaled approximately $757 thousand, and $1.9 million for the years ended December 31, 1999 and 1998, respectively.

            Management believes that the basis used for allocating corporate services is reasonable. However, the terms of these transactions may differ from those that would have resulted from transactions among unrelated parties.

Asset Contribution

            Among the assets transferred to Snowball from Imagine Media, upon the incorporation of Snowball on January 6, 1999, were a number of co-hosting and technology agreements to which Imagine Media was a party, revenue from advertising agreements involving Snowball and ownership rights in certain intellectual property. The assets transferred from Imagine Media have been recorded at historical cost. No liabilities were transferred to Snowball, except for those directly resulting from the assets transferred.

            The Chairman of Snowball's board of directors is a principal stockholder and the Chairman of the Board of Future Network plc, the parent company of Imagine Media. Accordingly, Imagine Media is considered a related party for the period subsequent to Snowball's incorporation. As of December 31, 2000, Imagine Media owned approximately 4.7% of the outstanding voting shares of Snowball.

                               Snowball.com, Inc.

5. Business and Asset Acquisitions

Ameritrack, Inc.

            On September 28, 1999, Snowball acquired all of the outstanding stock of Ameritrack, Inc., an Internet content provider doing business as HighSchoolAlumni, in exchange for approximately $1.0 million in cash and 30,000 shares of common stock valued at $180 thousand. The cost of the acquisition was allocated to the assets and liabilities assumed based upon their estimated fair values as follows:

            Working capital (deficit)                    $   (3,381)
            Equipment                                        21,060
            Goodwill and purchased intangibles            1,162,321
                                                         ----------
                                                         $1,180,000
                                                         ----------

            The financial results of Ameritrack, Inc. were insignificant and, therefore, no pro forma information reflecting the acquisition has been presented.

Extreme Interactive Media, Inc.

         On December 17, 1999, Snowball completed the acquisition of Extreme Interactive Media, Inc. ("Extreme"), an Internet community site. Snowball acquired all of the outstanding capital stock of Extreme in exchange for 75,000 shares of Snowball common stock, valued at $600 thousand, $1.0 million in cash and $250 thousand in unsecured promissory notes, which were paid in full during 2000. During 2000, Snowball paid $1.2 million of additional cash consideration based upon the achievement of contractual milestones. The cost of the acquisition was allocated to the assets and liabilities assumed based upon their estimated fair values as follows:

            Working capital                              $    1,885
            Equipment                                        27,361
            Goodwill and purchased intangibles            1,820,754
                                                         ----------
                                                         $1,850,000
                                                         ----------

Asset Purchases

            In July 1999, Snowball entered into an asset purchase agreement with Vault Networks, an Internet content producer, under which Snowball acquired certain intangible rights such as trademarks, intellectual property rights, certain registered Internet locations, and a small amount of computer hardware. The total purchase price for these assets was $550 thousand in cash. This purchase price has been included within goodwill and intangible assets.

            In February 2000, Snowball signed an asset purchase with GameSages LLC, an Internet content provider under which Snowball acquired certain intangible rights such as trademarks, intellectual property rights and certain registered Internet locations, in exchange for approximately $4.8 million in cash. The financial results of this entity were insignificant and, therefore, no pro forma information reflecting this acquisition has been presented. The total purchase price has been included within goodwill and purchased intangibles.

6. Term Loan

            In November 1999, Snowball entered into a term loan agreement for up to $15.2 million. In connection with this loan agreement, Snowball issued a promissory note, which bore interest at

                               Snowball.com, Inc.

the rate of 11.0% per annum, and warrants to purchase 180,000 shares of Series B-1 preferred stock. In November and December of 1999, Snowball drew down $15.2 million under the term loan. On December 20, 1999, $3.0 million of this loan was converted into Series C preferred stock. An additional $12.0 million was repaid in cash raised through the Series C preferred stock issuance. At December 31, 1999, $150 thousand remained payable under the term loan. In February 2000, Snowball borrowed $12.0 million under the terms of this loan agreement. In April 2000, Snowball repaid $12.4 million in principal, accrued interest and fees, retiring this loan.



7. Stockholders' Equity

Convertible Preferred Stock

            All shares of previously outstanding preferred stock were converted into 8,519,967 shares of common stock upon the closing of our initial public offering in March 2000. In March 2000, Snowball increased its authorized preferred stock to 5,000,000 shares. No preferred stock was outstanding as of December 31, 2000.

            The following table summarizes preferred stock outstanding as of December 31, 1999:

                                                          Shares         Shares issued
                                                        authorized      and outstanding
                                                        ----------      ---------------
      Series A                                           9,990,111         9,990,111
      Series B-1                                         4,912,285         4,697,158
      Series C                                           4,500,000         3,379,000
      Undesignated                                         597,604                --
                                                        ----------        ----------
           Total convertible preferred stock            20,000,000        18,066,269
                                                        ==========        ==========

            Holders of Snowball's preferred stock were entitled to one vote for each share of common stock into which the preferred stock was convertible. Holders of Snowball's preferred stock were also entitled to vote separately as a class with regard to customary protective provisions.

Warrants

            In April 1999 and October 1999 Snowball issued warrants to purchase 21,063 and 14,064 shares, respectively, of Series B-1 preferred stock (17,564 shares of common stock as converted) in connection with lease financing. In accordance with SFAS 123, Snowball valued the warrants using the Black-Scholes option pricing model at $2.48 and $6.03 per preferred series B-1 share, respectively. The following assumptions were used in the option pricing model: preferred stock price of $4.22 and $10.00, exercise price of $3.165 and $7.11, option term of five years, risk-free rate of interest of 6%, 50% volatility, and a dividend yield of 0%. On March 24, 2000, the lessor exercised the warrants associated with these credit facilities and executed a non-cash conversion into 9,988 shares of our common stock. The value of the warrants (approximately $206 thousand) was recognized as additional interest expense during 2000 and 1999.

            In November 1999, Snowball issued a series of warrants to purchase 180,000 shares of Series B-1 preferred stock (90,000 shares of common stock as converted), in connection with entering into a term loan agreement. In accordance with SFAS 123, Snowball valued the warrants

                               Snowball.com, Inc.

using the Black-Scholes option pricing model at $2.40 and $3.01 per preferred share. The following assumptions were used in the option pricing model: preferred stock price of $8.00, exercise price of $8.44, option term of 2 to 3 years, risk free rate of interest of 6%, 50% volatility and a dividend yield of 0%. The value of the warrants (approximately $742 thousand) was expensed during 2000 and 1999 as additional interest expense. Warrants to purchase 90,000 shares of common stock expired unexercised in 2000.

Notes Receivable from Stockholders

            In February 1999, Snowball loaned an aggregate of $2.0 million to its Chairman, secured by a full recourse promissory note and a stock pledge agreement, in connection with his purchase of 8,571,429 shares of Series A preferred stock at $0.35 per share. The note accrued interest at a rate of 4.57% per year and was due and payable with respect to $1.0 million of principal, plus interest, on or before March 1, 1999 and with respect to the remaining $1.0 million of principal, and any remaining interest, on or before April 1, 1999. The note has been repaid in full.

            In February 1999, Snowball loaned an aggregate of $92 thousand to an officer, secured by a full recourse promissory note and a stock pledge agreement, in connection with his purchase of 659,341 shares of common stock at $0.14 per share. The note accrued interest at a rate of 4.64% per year, payable annually, and the principal amount of the note was due and payable on or before February 1, 2003. Effective April 1, 2000, Snowball forgave the remaining balance. The total amount forgiven during 2000 was $71 thousand.

            In October and November 1999, Snowball loaned an aggregate of $933 thousand to an officer secured by full recourse promissory notes and stock pledge agreements in connection with his purchase of 100,000 shares of Series B-1 preferred stock at $6.33 per share and the exercise of options for 116,667 shares of common stock at $6.00 per share. The notes accrue interest at 5.86% and 6.08%, payable annually, and are due and payable on October 20, 2003 and November 20, 2003, respectively. Under the terms of the promissory note of $333 thousand attributable to the purchase of Series B-1 preferred stock, principal of $6,938 per month and interest are being forgiven. The promissory note of $600 thousand attributable to the purchase of the common stock was offset by a repurchase of 100,000 shares common stock. The effective date of this repurchase was in January 2001. However, the repurchase has been reflected in the financial statements as if it had occurred on the date approved by the board of directors in December 2000.

Common Stock

            In March 2000, we completed our initial public offering of 2,083,334 shares of common stock at an offering price of $33 per share, as adjusted for our one-for-three reverse stock split, which was effective March 6, 2001. We realized proceeds, net of underwriting discounts, commission and issuance costs, of approximately $62.1 million.

1999 and 2000 Equity Incentive Plans

            In February 1999, the board of directors approved the 1999 Equity Incentive Plan (the "1999 Plan"). The 1999 Plan provides for option grants at an option price no less than 85% of the fair market value of the stock subject to the option on the date the option is granted. The options must vest at a rate of at least 20% per year over five years from the date the option was granted. However, in the case of options granted to officers, directors, or consultants, the options may vest at any time established by Snowball. All options under the 1999 Plan expire ten years after their grant. The 1999 Plan also provides for restricted stock awards. The purchase price of restricted

                               Snowball.com, Inc.

stock under these awards may not be less than 85% of the fair market value of the stock on the date the award is made or at the time the purchase is consummated.

            In February 2000, the board of directors adopted the 2000 Equity Incentive Plan (the "2000 Plan"). The 2000 Plan was substantially similar to the 1999 Plan. In addition, each January 1, beginning in 2001, the aggregate number of shares reserved for issuance under this plan will increase automatically by a number of shares equal to 5% of the outstanding shares of capital stock on December 31 of the preceding year. In March 2000, the 2000 Plan became effective. No further grants were made from the 1999 Plan subsequent to the effective date of the 2000 Plan; all authorized shares not issued were transferred to the 2000 Plan.

            In January 2001, 626,159 shares were added to the 2000 Plan under its annual evergreen provision.

            Aggregate activity under the 1999 and 2000 Plans is summarized as follows:

                                                                 Options outstanding
                                                      ------------------------------------------------
                                        Shares                                              Weighted
                                     available for     Number of        Price per           average
                                        grant           shares            share          exercise price
                                     ----------       ---------    ------------------    --------------
Authorized February 1999              2,605,271              --            --                    --
Restricted stock granted               (605,175)             --            --                    --
Options granted                      (1,302,492)      1,302,492     $0.14  --  $24.00        $ 3.85
Options canceled                        100,507        (100,507)    $0.14  --  $ 6.00        $ 2.28
Options exercised                            --        (482,516)    $0.14  --  $ 9.00        $ 0.85
                                     ----------       ---------
Balance at December 31, 1999            798,111         719,469     $0.14  --  $24.00        $ 6.07
Authorized March 2000                 1,666,667              --            --                    --
Restricted stock granted               (139,084)             --            --                    --
Restricted stock repurchased
  or cancelled after March 2000         212,083              --            --                    --
Options granted                      (1,539,134)      1,539,134     $1.13  --  $33.00        $16.14
Options canceled                        707,457        (707,457)    $0.14  --  $33.00        $15.33
Options exercised                            --         (51,748)    $0.14  --  $ 6.00        $ 1.01
                                     ----------       ---------
Balance at December 31, 2000          1,706,100       1,499,398     $0.14  --  $33.00        $12.21
                                     ==========       =========

Exercisable at December 31, 1999                         28,484
                                                      =========
Exercisable at December 31, 2000                        159,838
                                                      =========

            At December 31, 2000 and 1999, 477,249 and 853,829 shares of stock, respectively, remained subject to repurchase under the 1999 and 2000 Plans.

                               Snowball.com, Inc.

            The following table summarizes information regarding options outstanding and exercisable at December 31, 2000 under the 2000 Plan:

                                                                  Weighted
                                                                  average
                                                  Weighted        remaining
      Range of         Number        Number       average        contractual
   Exercise prices   outstanding   exercisable  exercise price   life (years)
   ---------------   -----------   -----------  --------------   ------------
  $ 0.14  -  $ 1.69    214,209        41,059       $ 0.27           9.14
  $ 2.00  -  $ 6.00    172,660        62,465       $ 3.45           8.48
  $ 6.19  -  $ 6.19    135,337         2,779       $ 6.19           9.70
  $ 7.69  -  $ 7.69    229,727            --       $ 7.69           9.66
  $ 9.00  -  $12.19    185,408        23,424       $11.10           9.34
  $13.50  -  $13.50    244,949        12,523       $13.50           9.37
  $24.00  -  $25.50     60,756        10,609       $24.05           8.99
  $28.05  -  $28.05     79,976            --       $28.05           9.14
  $30.00  -  $30.00     42,903            --       $30.00           9.20
  $33.00  -  $33.00    133,473         6,979       $33.00           9.22
                     ---------       -------
                     1,499,398       159,838       $ 7.25           9.26
                     =========       =======

2000 Employee Stock Purchase Plan

            In February 2000, the board of directors adopted the 2000 Employee Stock Purchase Plan ("ESPP") and reserved 166,667 shares of common stock under this plan. The ESPP became effective on the first business day on which price quotations for Snowball common stock were available on the Nasdaq National Market, March 21, 2000. On each January 1, beginning in 2001, the aggregate number of shares reserved for issuance under the ESPP will increase automatically by a number of shares equal to 1% of the outstanding shares on December 31 of the preceding year. In January 2001, 125,232 shares were added to the ESPP under its annual evergreen provision. The aggregate number of shares reserved for issuance under the ESPP may not exceed 1,666,667 shares. In October 2000, employees purchased 59,706 shares through the ESPP.

Other Employee Stock Issuances

            Outside of Snowball's 1999 and 2000 Plans, Snowball issued shares of common stock and option grants to founders and employees. Generally, these shares were sold pursuant to restricted stock purchase or option agreements containing provisions established by the board of directors. These provisions give Snowball the right to repurchase certain shares at the original sale price. The rights generally expire at the rate of 25% of the shares after one year and 2.0833% per month thereafter, or ratably over four years. At December 31, 2000, a total of 781,008 shares of stock were outstanding of which 403,581 remained subject to repurchase. A total of 685,002 shares underlying options had been granted and 333,336 were exercisable. At December 31, 1999, a total of 804,758 shares of stock were outstanding of which 621,329 remained subject to repurchase. A total of 183,334 shares underlying options had been granted and 66,667 were exercisable.

                               Snowball.com, Inc.

Stock-Based Compensation and Other Prepaid Marketing and Distribution Rights

            During 1999, Snowball recorded deferred stock-based compensation of approximately $12.0 million representing the difference between the exercise prices and the deemed fair values of Snowball's common stock on the dates these shares and stock options were granted. Also, in October 1999 Snowball sold and issued 100,000 shares of Series B-1 preferred stock to an officer for $633 thousand in cash and notes. Snowball recorded deferred stock-based compensation of approximately $417 thousand, representing the difference between the price at which the stock was granted and the deemed fair value of Snowball's common stock on the date the stock was granted. The total deferred stock-based compensation of $12.4 million is included as a reduction to stockholders' equity and is being amortized by charges to operations on a graded amortization method over the vesting period of the related options, which is generally four years. Snowball recorded amortization of deferred stock-based compensation of approximately $6.1 million and $1.5 million for the years ended December 31, 2000 and 1999, respectively. During the year ended December 31, 2000, approximately $4.0 million of deferred stock-based compensation was cancelled due to employee terminations and $2.0 million was added from new grants of restricted stock or stock options.

            At December 31, 2000, Snowball had approximately $3.4 million remaining deferred stock-based compensation which is expected to be amortized as follows: $2.0 million for the year ending December 31, 2001, $1.0 million for the year ending December 31, 2002, and $0.4 million for the year ending December 31, 2003. Subsequent terminations of stock and option holders may reduce future stock-based compensation expense.

            In October 1999, Snowball issued 560,822 shares of Series B-1 preferred stock in connection with a commercial transaction. Snowball recorded, as an offset to the related equity, approximately $2.3 million in prepaid marketing and distribution rights representing the difference between the purchase price and the deemed fair value of the shares at that date. The rights are being amortized using the straight-line method over two years.

            Snowball has elected to follow APB 25 and related interpretations in accounting for its employee stock-based compensation plans. Except as noted above, the exercise price of Snowball's employee stock options equals the market price of the underlying stock on the date of grant; no compensation expense is generally recognized. Pro forma information regarding net loss has been determined as if Snowball had accounted for its employee stock options under the fair value method prescribed by SFAS 123. The resulting effect on pro forma net loss disclosed is not likely to be representative of the effects on net loss on a pro forma basis in future years, due to additional grants and years of vesting in subsequent years. The fair value of each option granted was estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions for the year ended December 31:

                                                       2000        1999
                                                    ---------    ---------
 Dividend yield                                         --            --
 Risk-free interest rate                            5.10-5.65%      6.00%
 Volatility factor                                     100%           50%
 Expected life                                      1-5 years     4 years
 Weighted-average fair value of options granted       $13.79        $1.76

            For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma expense over the options' vesting period, and results in a pro forma net loss of approximately $67.3 million and $34.9 million for the years ended December 31, 2000 and 1999 and pro forma basic and diluted net loss per share of $(7.68) and $(561.75), respectively.

                               Snowball.com, Inc.

8. Provision for Income Taxes

            As of December 31, 2000, Snowball had federal net operating loss carryforwards of approximately $83.1 million. The net operating loss carryforwards will expire in 2019 and 2020. Utilization of the net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

            The net losses incurred for the year ending prior to December 31, 1999 are attributable to the operations of Snowball as a division of Imagine Media and were included in the income tax returns filed by Imagine Media. Because Snowball will not receive any benefit for its historical operating losses incurred through December 31, 1998, no income tax benefit has been reflected for those periods.

            Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Snowball's deferred tax assets were as follows:

                                                      December 31,
                                                --------------------
                                                  2000        1999
                                                --------    --------
                                                   (in thousands)
            Deferred tax assets:

                Net operating losses            $ 33,100    $ 12,700

                Research credits                      --          --

                Other                              2,000         500
                                                --------    --------
                    Total deferred tax assets     35,100      13,200

            Valuation allowance                  (35,100)    (13,200)

                                                --------    --------
            Net deferred tax assets             $     --    $     --
                                                ========    ========

            Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $21,900 and $13,200 in 2000 and 1999, respectively.

                               Snowball.com, Inc.

9. Commitments

            Snowball's aggregate commitments under non-cancelable lease arrangements for office space and computer equipment at December 31, 2000 were as follows (in thousands):

                                                Capital    Operating
            Year Ended December 31,              Leases     Leases
            ----------------------              -------    ---------
            2001                                $ 1,832    $ 4,939
            2002                                  1,469      2,404
            2003                                     54      2,396
            2004                                     --      2,450
            2005                                     --      2,487
            2006 and thereafter                      --     17,046
                                                -------    -------
                 Total minimum lease payments   $ 3,355    $31,722
                                                           =======

            Less amount representing interest      (222)
                                                -------
            Present value of future payments      3,133

            Less current portion                 (1,649)
                                                -------
            Non-current portion                 $ 1,484
                                                =======

            Rent expense, principally for leased office space under operating lease commitments, was approximately $2.6 million, $514 thousand and $73 thousand for the years ended December 31, 2000, 1999 and 1998, respectively. Snowball has issued letters of credit for approximately $5.1 million in conjunction with operating leases.

            The cost of assets under capital lease arrangements was $4.9 million and $3.4 million at December 31, 2000 and 1999, respectively, and the related accumulated depreciation was $2.9 million and $573 thousand at December 31, 2000 and 1999, respectively.

10. Subsequent Events

            In January 2001, Snowball initiated a program to repurchase shares of common stock for cash in the open market. Snowball is authorized by its Board of Directors to repurchase up to 1,666,667 shares. Repurchases may be made from time to time at market prices and as market and business conditions warrant. No time limit has been set for the completion of the program. As of March 8, 2001, Snowball had repurchased 282,167 shares of its common stock.

            Also in January and February 2001, Snowball reduced the number of its full-time employees from approximately 240 at year-end to approximately 180 through attrition and a reduction in force.

            In March 2001, Snowball effected a one-for-three reverse stock split of its common stock. All common share and per common share information included in these financial statements and notes has been retroactively adjusted to reflect this stock split in all periods presented.

                               Snowball.com, Inc.
                   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                    (in thousands, except per share amounts)

                                                                           Quarter Ended
                               ----------------------------------------------------------------------------------------------------
                                Dec. 31,    Sept. 30,    June 30,     Mar. 31,     Dec. 31,     Sept. 30,    June 30,     Mar. 31,
                                 2000         2000         2000         2000         1999         1999         1999         1999
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Revenue                        $   5,256    $   5,194    $   6,201    $   4,591    $   3,460    $   1,206    $   1,110    $     898
Cost of sales                      2,890        3,041        3,390        2,531        2,029        1,052          644          591
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
    Gross margin                   2,366        2,153        2,811        2,060        1,431          154          466          307

Operating expenses:
    Production and content         2,936        2,373        2,963        3,570        2,648        1,760        1,349          853
    Engineering and
       development                 2,268        2,441        2,220        2,525        2,001        1,473        1,193          417
    Sales and marketing            5,783        8,248       11,228       13,119       10,691        7,100        1,946          656
    General and
       administrative              1,162        1,392        1,531        1,886        1,386          781          425          894
    Stock-based
       compensation                1,007        1,286        1,892        1,954        1,015          506           --           --
    Amortization of goodwill
       and intangible assets       1,116        1,105        1,042          738          382           74           15           --
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Total operating expenses          14,272       16,845       20,876       23,792       18,123       11,694        4,928        2,820

Loss from operations             (11,906)     (14,692)     (18,065)     (21,732)     (16,692)     (11,540)      (4,462)      (2,513)
Interest and other
    income (expense), net            419          569          799         (196)          86          177          147          (25)
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net loss                       $ (11,487)   $ (14,123)   $ (17,266)   $ (21,928)   $ (16,606)   $ (11,363)   $  (4,315)   $  (2,538)
                               =========    =========    =========    =========    =========    =========    =========    =========

Basic and diluted net
    loss per share             $   (1.02)   $   (1.26)   $   (1.56)   $  (16.68)   $ (212.91)   $ (155.67)   $  (68.85)   $  (73.92)
                               =========    =========    =========    =========    =========    =========    =========    =========

Pro forma basic and dilutive
    net loss per share         $   (1.02)   $   (1.26)   $   (1.56)   $   (2.40)   $   (2.22)   $   (1.59)   $   (0.69)   $   (0.78)
                               =========    =========    =========    =========    =========    =========    =========    =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

            None

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The information required by this Item 10 will be set forth in our Proxy Statement for our June 2001 Annual Meeting of Stockholders, under the caption "Proposal No. 1 - Election of Directors," and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

            The information required by this Item 11 will be set forth in our Proxy Statement for our June 2001 Annual Meeting of Stockholders, under the caption "Executive Compensation," and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information required by this Item 12 will be set forth in our Proxy Statement for our June 2001 Annual Meeting of Stockholders, under the caption "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required by this Item 13 will be set forth in our Proxy Statement for our June 2001 Annual Meeting of Stockholders, under the caption "Certain Relationships and Related Transactions," and is incorporated herein by reference.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

            (a)   The following documents are filed as part of this report:

                  1. Consolidated Financial Statements and Report of Ernst & Young LLP, which are set forth in the index to Consolidated Financial Statements on page 32.

                  2.    Financial Statement Schedules:

                        All schedules have been omitted since they either are not required or because the required information is included in the financial statements or related notes.

                3.    Exhibits:

                      Exhibits submitted with this annual report and those incorporated by reference to other filings are listed below.

Exhibit
 Number   Description of Document
--------  ---------------------------------

   2.01 Stock Exchange Agreement among Registrant, Ameritrack, Inc. and the security holders of Ameritrack, Inc., dated as of September 28, 1999.
          (1)

   2.02 Stock Purchase and Exchange Agreement among Registrant, Extreme Interactive Media, Inc. and all of the security holders of Extreme Interactive Media, Inc., dated as of December 17, 1999. (1)

   3.01   Registrant's Amended and Restated Certificate of Incorporation. (1)

   3.02 Registrant's Certificate of Amended and Restated Certificate of Incorporation.

   3.03   Registrant's Restated Bylaws. (1)

   4.01   Specimen Certificate for Registrant's common stock. (1)

   4.02 Amended and Restated Investor Rights Agreement, dated as of December 20, 1999. (1)

   10.01 Form of Indemnity Agreement between Registrant and each of its directors and executive officers. (1)

   10.02  1999 Equity Incentive Plan and related agreements. (1)*

   10.03 2000 Equity Incentive Plan and forms of stock option agreements and stock option exercise agreements. (1)*

   10.04  2000 Employee Stock Purchase Plan and forms of related agreements.
          (1)*

   10.05 Adoption Agreement for Pan American Life Insurance Standardized 401(k) Profit Sharing Plan and Trust dated April 1, 1999, and related agreements. (1)*

   10.06  Offer Letter dated February 1, 1999 from Registrant to Mark A. Jung.
          (1)*

   10.07 Offer Letter dated January 18, 1999 from Registrant to Janette S. Chock. (1)*

   10.08 Offer Letter dated March 4, 1999 from Registrant to Elizabeth G. Murphy. (1)*

   10.09 Offer Letter dated March 15, 1999 from Registrant to Teresa M. Crummett. (1)*

   10.10 Offer Letter dated March 15, 1999 from Registrant to Kenneth H. Keller. (1)*

   10.11 Offer Letter dated October 18, 1999 from Registrant to James R. Tolonen. (1)*

   10.12 Secured Promissory Note between Registrant and Mark A. Jung, dated as of February 1, 1999. (1)*

   10.13 Secured Promissory Note between Registrant and Christopher Anderson, dated as of February 1, 1999. (1)*

   10.14 Secured Promissory Note between Registrant and James R. Tolonen and Ginger Tolonen Family Trust dated 9/26/96, dated as of October 20, 1999. (1)*

   10.15 Secured Promissory Note between Registrant and James R. Tolonen, dated as of November 30, 1999. (1)*

   10.16 Series A Preferred Stock and Series B Preferred Stock Purchase Agreement, dated as of January 7, 1999. (1)

   10.17 Services and Support Agreement between Registrant and Imagine Media, Inc., dated as of January 7, 1999. (1)

   10.18 Brisbane Technology Park Lease dated November 29, 1999, between Registrant and GAL-Brisbane, L.P. (1)

   10.19 Sublease Agreement dated as of May 1, 1999, between Registrant and Imagine Media, Inc. (1)

   10.20 Loan and Security Agreement dated November 8, 1999, between Registrant and Sand Hill Capital II, L.P. (1)

   10.21 Indemnity Agreement dated as of June 1, 1999, between Registrant and Richard LeFurgy. (1)

   10.22 Desktop.com Letter Agreement dated as of December 29, 1999 between the Registrant and Desktop.com, Inc. (1)+

   10.23 eCommerce and Content Agreement dated as of January 1, 2000 between the Registrant and EBWorld.com, Inc. (1)+

   10.24 eCommerce Agreement dated as of October 15, 1999 between the Registrant and edu.com, inc. (1)+

   10.25 Content Agreement dated as of September 29, 1999 between the Registrant and Gloss.com, Inc. (1)+

   10.26 eCommerce Agreement dated as of December 23, 1999 between the Registrant and Kabang.com, Inc. (1)+

   10.27 Services and Promotion Agreement dated as of December 22, 1999 between the Registrant and Riffage.com, Inc. (1)+

   10.28 Services and Promotion Agreement dated as of December 22, 1999 between the Registrant and X-drive, Inc. (1)+

   10.29 Webcourier Provider Agreement dated as of November 29, 1999 between the Registrant and Microsoft Corporation. (1)+

   10.30 Webcourier Provider Agreement dated as of October 28, 1999 between the Registrant and Microsoft Corporation. (1)+

   10.31 Webcourier Provider Agreement dated as of October 25, 1999 between the Registrant and Microsoft Corporation. (1)+

   10.32 eCommerce Agreement dated as of February 1, 2000 between the Registrant and drugstore.com, Inc. (1)+

   10.33 Commerce Agreement dated as of February 29, 2000 between the Registrant and JobDirect.com. (1)+

   10.34  Lease dated March, 2000 between Registrant and 475 Park Avenue So. Co.
          (1)

   21.01  Subsidiaries of Registrant. (1)

   23.01  Consent of Ernst & Young LLP, independent auditors.

   24.01  Power of Attorney (included on page 60 of this Form 10-K).

----------
(1) Incorporated by reference to the exhibit to our Registration Statement on Form S-1 (File No. 333-93487)

* Management contracts or compensatory plans required to be filed as an exhibit to Form 10-K.

+ Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

(b)   Reports Filed on Form 8-K

      No reports on Form 8-K were filed during the year ended December 31, 2000.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on this 29th day of March, 2001.

                                    SNOWBALL.COM, INC.


                                    By /s/ Mark A. Jung
                                       ----------------------------------------
                                           Mark A. Jung
                                           Chief Executive Officer and Director

                                POWER OF ATTORNEY

            Each person whose signature appears below constitutes and appoints Mark A. Jung and James R. Tolonen, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution, for him or her, and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

            Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                        Signature                      Capacity
----                        ---------                      --------

March 29, 2001     /s/ Mark A. Jung             Chief Executive Officer and
                   ------------------------     Director
                   Mark A. Jung

March 29, 2001     /s/ James R. Tolonen         Chief Financial and Accounting
                   ------------------------     Officer, Chief Operating Officer
                   James R. Tolonen             and Director

March 29, 2001     /s/ Chris Anderson           Chairman of the Board
                   ------------------------     of Directors
                   Chris Anderson

March 29, 2001     /s/ Richard A. LeFurgy        Director
                   ------------------------
                   Richard A. LeFurgy

March 29, 2001     /s/ Michael Orsak             Director
                   ------------------------
                   Michael Orsak

March 29, 2001     /s/ Robert H. Reid            Director
                   ------------------------
                   Robert H. Reid