Form 10-Q
period 2001-03-31
SNOWBALL COM INC
filed 2001-05-14
CIK 1101547

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the Quarterly Period Ended March 31, 2001
                                      or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) whether the registrant has
been subject to such filing requirements for the past 90 days.  Yes  X   No____
                                                                    ---

The number of shares of the registrant's common stock outstanding as of April 30, 2001 was 11,865,306.

                                                                        Page No.
Part I.   Financial Information

  Item 1.      Condensed Consolidated Financial Statements (unaudited)

               Condensed Consolidated Balance Sheets as of
               March 31, 2001 and December 31, 2000                         3

               Condensed Consolidated Statements of Operations for the
               Three Months Ended March 31, 2001 and 2000                   4

               Condensed Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 2001 and 2000                   5

               Notes to Condensed Consolidated Financial Statements         6

  Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         10

  Item 3.      Quantitative and Qualitative Disclosures About Market Risk  24

Part II.  Other Information

  Item 1.      Legal Proceedings                                           24

  Item 2.      Changes in Securities and Use of Proceeds                   24

  Item 3.      Defaults Upon Senior Securities                             25

  Item 4.      Submission of Matters to a Vote of Security Holders         25

  Item 5.      Other Information                                           25

  Item 6.      Exhibits and Reports on Form 8-K                            25

Signatures                                                                 26

                              Snowball.com, Inc.
               Condensed Consolidated Balance Sheets (unaudited)
                     (in thousands, except share amounts)

                                                                                      March 31,      December 31,
                                                                                        2001             2000
                                                                                    ------------     ------------
Assets
Current assets:
     Cash and cash equivalents                                                        $   16,864       $   26,479
     Short-term investments                                                                5,111            5,111
     Accounts receivable, net                                                              1,757            3,401
     Prepaid expenses and other current assets                                             1,225            1,869
                                                                                      ----------       ----------
          Total current assets                                                            24,957           36,860

Goodwill and intangible assets, net                                                        5,824            6,655
Fixed assets, net                                                                          8,847           10,826
Other assets                                                                                 398              499
                                                                                      ----------       ----------
          Total assets                                                                $   40,026       $   54,840
                                                                                      ==========       ==========


Liabilities and stockholders' equity
     Current liabilities:
     Accounts payable                                                                 $    2,063       $    2,025
     Accrued liabilities and other                                                         4,391            6,428
     Deferred revenue                                                                        728              953
     Current equipment financing obligations                                               1,679            1,649
                                                                                      ----------       ----------
          Total current liabilities                                                        8,861           11,055

Long-term equipment financing obligations                                                  1,049            1,484

Stockholders' equity:
   Convertible preferred stock, $0.001 par value, issuable in series:
        5,000,000 shares authorized and no shares outstanding                                  -                -
   Common stock, $0.001 par value: 100,000,000 shares authorized,
        11,939,154 and 12,523,175 shares issued and outstanding
        at March 31, 2001 and December 31, 2000, respectively                                 12               13
   Treasury stock, 440,167 shares at March 31, 2001 and none at
        December 31, 2000                                                                   (772)               -
   Additional paid-in capital                                                            150,334          151,480
   Other stockholders' equity                                                             (1,945)          (4,627)
   Accumulated deficit                                                                  (117,513)        (104,565)
                                                                                      ----------       ----------
          Total stockholders' equity                                                      30,116           42,301
                                                                                      ----------       ----------

          Total liabilities and stockholders' equity                                  $   40,026       $   54,840
                                                                                      ==========       ==========

See notes to condensed consolidated financial statements

                              Snowball.com, Inc.
          Condensed Consolidated Statements of Operations (unaudited)
                   (in thousands, except per share amounts)

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                    2001            2000
                                                               -----------      -----------
Revenue                                                          $  2,512         $   4,591
Cost of revenue                                                     1,232             2,531
                                                                 --------         ---------
   Gross margin                                                     1,280             2,060

Operating expenses:
   Production and content                                           2,471             3,570
   Engineering and development                                      2,157             2,525
   Sales and marketing                                              4,110            13,119
   General and administrative                                       1,427             1,886
   Stock-based compensation/(1)/                                    1,303             1,954
   Amortization of goodwill and intangible assets                   1,123               738
   Restructuring charges                                            1,958                 -
                                                                 --------         ---------
     Total operating expenses                                      14,549            23,792
                                                                 --------         ---------

Loss from operations                                              (13,269)          (21,732)
Interest and other income (expense), net                              321              (196)
                                                                 --------         ---------
Net loss                                                         $(12,948)        $ (21,928)
                                                                 ========         =========

Net loss per share - basic and diluted                           $  (1.13)        $  (16.69)
                                                                 ========         =========
Shares used in per share calculation                               11,489             1,314
                                                                 ========         =========
Pro forma net loss per share - basic and diluted                                  $   (2.40)
                                                                                  =========
Pro forma weighted average shares outstanding                                         9,083
                                                                                  =========



/(1)/ Stock-based compensation relates to the following:
      Cost of revenue                                            $      2         $       5
      Production and content                                          153               371
      Engineering and development                                     112               239
      Sales and marketing                                             206               535
      General and administrative                                      830               804
                                                                 --------         ---------
        Total                                                    $  1,303         $   1,954
                                                                 ========         =========

See notes to condensed consolidated financial statements

                              Snowball.com, Inc.
          Condensed Consolidated Statements of Cash Flows (unaudited)
                                (in thousands)

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                                 2001            2000
                                                            -------------    -----------
Cash flows from operations
   Net loss                                                     $ (12,948)     $ (21,928)
   Reconciliation to net cash used in operations:
     Depreciation and amortization                                  2,356          1,491
     Stock-based compensation                                       1,303          1,954
     Charitable contribution of common stock                            -          1,000
     Restructuring charges                                            928              -
     Other noncash expenses                                             -            179
     Changes in assets and liabilities:
        Accounts receivable                                         1,644         (1,188)
        Prepaid expenses and other assets                             745         (2,216)
        Accounts payable and accrued liabilities                   (2,848)         7,005
        Deferred revenue                                             (225)           668
                                                               ----------      ---------
Net cash used in operating activities                              (9,045)       (13,035)
                                                               ----------      ---------
Cash flow from investment activities
   Decrease in short-term investments                                   -          1,889
   Acquisition of goodwill and intangible assets                        -         (4,850)
   Purchase of fixed assets                                          (355)        (1,552)
   Net refund on tenant improvement allowance                       1,023              -
                                                               ----------      ---------
Net cash provided by (used in) investment activities                  668         (4,513)
                                                               ----------      ---------
Cash flow from financing activities
   Proceeds from issuance of common stock related to
     initial public offering, net                                       -         62,033
   Proceeds from issuance (repurchase) of common and
     preferred stock, net                                             (61)         1,507
   Proceeds from equipment financing obligations                        -          1,526
   Payment of equipment financing obligations                        (405)          (338)
   Proceeds from borrowings                                             -         12,000
   Purchase of stock for treasury                                    (772)             -
                                                               ----------      ---------
Net cash provided by (used in) financing activities                (1,238)        76,728
                                                               ----------      ---------

Net increase (decrease) in cash and cash equivalents               (9,615)        59,180
Cash and cash equivalents at beginning of period                   26,479         25,489
                                                               ----------      ---------
Cash and cash equivalents at end of period                      $  16,864      $  84,669
                                                               ==========      =========


See notes to condensed consolidated financial statements

                              Snowball.com, Inc.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Notes to Condensed Consolidated Financial Statements (unaudited)
-----------------------------------------------------------------

1. FINANCIAL STATEMENT PRESENTATION

The condensed consolidated financial statements include Snowball.com, Inc. and its wholly owned subsidiaries (collectively herein referred to as "Snowball") after elimination of intercompany amounts.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of Snowball, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at March 31, 2001 and the operating results and cash flows for the three months ended March 31, 2001 and 2000, these financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto, which include information as to significant accounting policies, included in our annual report on Form 10-K for the year ended December 31, 2000.

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2001.

All shares and per share amounts have been adjusted to reflect our one-for-three reverse stock split, which was effective March 6, 2001.

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Snowball is an Internet media company that operates a network of destination web sites for members of Generation i ("Gen i"(TM)) and the companies that want to reach them. For these web-centric young adults, Snowball provides current content, relevant services such as e-mail and instant messaging, a forum for interacting with one another and access to third party merchandise. In addition to creating original content, we expand the breadth and depth of our content offerings by selectively adding affiliated web sites to our network. This network model enables us to build our traffic and brand rapidly, and to realize revenue in a variety of ways--through traditional online advertising and sponsorships, and by providing customer acquisition and audience development services to companies that target Gen i. We organize both our own web sites and affiliated web sites around networks that target different segments of Gen i, providing a demographic and lifestyle targeting mechanism for our marketing customers.

Revenue Recognition

Revenue is derived principally from short-term contracts for impression-based advertisements, including buttons and textlinks as well as Flash, Unicast, and click-within advertising units. This revenue is recognized at the lesser of the straight-line basis over the term of the contract or the ratio of impressions delivered over total committed impressions, provided that we do not have any significant remaining obligations and collection of the resulting receivable is probable. To the extent that minimum committed impression levels or other obligations are not met, we defer recognition of the corresponding revenue until such levels are achieved.

Revenue also includes fees from sponsorship, fixed slotting fees, variable lead generation, commerce partnerships and other marketing programs under contracts in which we commit to provide our business customers with promotional opportunities in addition to impression-based banner advertising. We generally receive a fixed fee and/or incremental payments for lead generation, customer delivery or traffic driven to the commerce partner's site. Revenue that

                              Snowball.com, Inc.

includes delivery of various types of impressions and services is recognized based on the lesser of the straight-line basis over the term of the contract, the ratio of average impressions delivered, or upon delivery when no minimum guaranteed deliverable exists.

3. ACQUISITIONS

In February 2000, Snowball signed an asset purchase agreement to acquire all of the assets of GameSages LLC, an Internet content provider, in exchange for approximately $4.8 million in cash. The financial results of this entity were insignificant and, therefore, no pro forma information reflecting this acquisition has been presented.

In December 1999, Snowball completed the acquisition of Extreme Interactive Media, Inc. ("Extreme") for $1.9 million in cash, common stock and unsecured promissory notes. The purchase price was increased by $1.2 million of additional cash consideration based upon the attainment of certain economic milestones by Extreme.

4. NET LOSS PER SHARE

Basic and diluted net loss per share are presented in conformity with Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," for all periods presented.

In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Basic and diluted pro forma net loss per share, as presented in the condensed consolidated statements of operations for the three months ended March 31, 2000, have been computed pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 98 and give effect to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance.

The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per common share (in thousands, except per share data):

                                                                   Three months ended March 31,
                                                                       2001             2000
                                                                    ----------      ---------
Net loss                                                            $  (12,948)     $ (21,928)
                                                                    ==========      =========
Basic and diluted:
     Weighted average shares of common stock outstanding                12,144          2,815
     Less: weighted average shares subject to repurchase                  (655)        (1,501)
                                                                    ----------      ---------
     Weighted average shares used in computing basic and
          diluted net loss per share                                    11,489          1,314
                                                                    ----------      ---------
Basic and diluted net loss per share                                $    (1.13)     $  (16.69)
                                                                    ==========      =========
Pro forma:
     Shares used in the above                                                           1,314
     Pro forma adjustment to reflect weighted effect of
          assumed conversion of convertible preferred stock                             7,769
                                                                                    ---------
     Shares used in computing pro forma basic and dilluted
          net loss per share                                                            9,083

                                                                                    ---------
Pro forma basic and diluted net loss per share                                      $    2.40
                                                                                    =========

                              Snowball.com, Inc.

5. RESTRUCTURING CHARGES

During the first quarter of 2001, Snowball recorded $2.0 million in restructuring charges related to a reduction in employees and early termination of operating leases for two buildings in Brisbane, California. With respect to the leases, a provision for $0.8 million was established as an estimate of future lease payments.

6. COMMITMENTS

In October 2000, Snowball relocated its headquarters to Brisbane, California and assumed a lease for three buildings with original lease terms on the buildings of 10, 11 and 12 years, respectively. In November 2000, the lease was amended to return two of the buildings to the landlord at the earlier of occupancy by a new tenant or October 8, 2001. Beginning January 2001, costs associated with these two buildings have been included in restructuring charges (See Note 5).

7. STOCKHOLDERS' EQUITY

On December 31, 2000 deferred stock compensation was $3.4 million. During the first quarter of 2001, Snowball recorded cancellations of approximately $1.0 million due to employee terminations. Additionally, we recorded approximately $1.3 million of stock-based compensation expense. This consisted of $0.8 million of amortization of deferred stock-based compensation and $0.5 million due to option repricing. The option repricing consisted of a repurchase of 100,000 shares of common stock, related cancellations of options to purchase 66,667 shares of common stock and related issuance of options to purchase common stock.

Repriced stock options are subject to variable accounting, which requires re-measurement for the difference between the exercise price of the option and the intrinsic value of the stock until the date the options are exercised, forfeited, or expire unexercised. Accordingly, additional compensation expense may be recorded in future periods due to the variable treatment of these options. Expenses associated with these issuances are charged to stock-based compensation.

8. TREASURY STOCK

In December 2000, the Board of Directors authorized a stock repurchase program under which Snowball is authorized to repurchase up to 1,666,667 shares of our common stock in the open market for cash. Repurchases may be made from time to time at market prices and as market and business conditions warrant. No time limit has been set for the completion of the program. As of March 31, 2001, Snowball had repurchased approximately 440,000 shares at an average purchase price of $1.75 per share.

9. INITIAL PUBLIC OFFERING

In March 2000, Snowball completed its initial public offering of 2,083,333 shares of common stock and realized proceeds, net of underwriting discounts, commission and issuance costs, of approximately $62.1 million.

10. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued which requires that Statement No. 133 be adopted in Snowball's fiscal year 2001. Management does not anticipate that the adoption of Statement No. 133 will have a material effect on the results of operations or financial position because Snowball does not currently engage in or plan to engage in derivative or hedging activities.

                              Snowball.com, Inc.

11. SUBSEQUENT EVENTS

In April 2001, Snowball reduced the number of full-time employees from approximately 170 at March 31, 2001 to approximately 115 as of April 30, 2001 through a reduction in force. Approximately $0.2 million is expected to be recorded as a restructuring charge associated with severance costs for this reduction in the second quarter of 2001.

Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and notes thereto, which include information as to significant accounting policies, included in our annual report on Form 10-K for the year ended December 31, 2000 and our condensed consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed below and elsewhere in this report.

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

In addition to the creation of our own web site content, our relationships with our affiliates are an important part of our business model. Affiliates typically bring new users and content to our networks and increase our consolidated page views. We have typically entered into agreements with affiliates for periods of between six months and five years. These agreements offer affiliates revenue opportunities and a package of integrated marketing services and support in exchange for the integration of their site and audience into our network and the use of their site for advertising, promotions and sponsorships. Typically, we pay affiliates a portion of the revenue generated from advertising, promotions and sponsorships run on their pages, and often include fixed or variable minimum guaranteed payments.

We have acquired some of our affiliates, and we may acquire additional affiliates and selected assets of affiliates in the future.

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

To date, we have derived revenue principally from short-term contracts for impression-based advertisements, including banners, buttons and textlinks as well as Flash, Unicast and click-within advertising units. Under these contracts, we provide advertisers with a number of "impressions," or a number of times a user will view their advertisements, for which we receive a fee. Advertising revenue is recognized at the lesser of the straight-line basis over the term of the contract or the ratio of impressions delivered over total committed impressions, provided that we do not have any significant remaining obligations and collection of the resulting receivable is probable. To the extent that minimum committed impression levels or other obligations are not met, we defer recognition of the corresponding revenue until such levels are achieved.

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

Since our inception we have never been profitable. Furthermore, due in part to the financial difficulties experienced recently by Internet and Internet-related companies and reductions in advertising budgets of companies that advertise on the Internet, we cannot assure you that our revenue will grow or that we will ever achieve or maintain profitability. We have experienced significant declines in our advertising revenue from Internet companies which has been only partially offset by revenue from companies in more traditional lines of business. As our revenue declined, we responded by reducing the number of our employees and our operating expenses. We anticipate that we will incur additional operating losses at least through 2001. If we are unsuccessful in adapting to the needs of our advertisers, it could have a material adverse effect on our business, operating results and financial condition.

                             Results of Operations

Revenue
Revenue was $2.5 million and $4.6 million for the three months ended March 31, 2001 and 2000, respectively. Revenue for the first quarter of 2001 declined by $2.1 million compared to the first quarter of 2000 and by $2.7 million compared to the fourth quarter of 2000 primarily due to continued industry-wide weakness in the online advertising market and the associated decrease in marketing and advertising spending by this market segment. Many of our customers did not continue or renew their advertising and marketing programs with us this quarter, causing revenue to decline. This was only partially offset by revenue from new customers. We have recently broadened our product offerings. We believe this broader range of marketing and advertising solutions may help us to increase our revenue. However, these new solutions may take several quarters to produce results, and if they are not accepted by our customers, may not increase revenue.

Cost of Revenue
Cost of revenue consists primarily of expenses related to operating Snowball-owned web sites, guaranteed payments or the portion of revenue owed to our affiliates for advertising and marketing placed on their web sites, and costs of content and community tools. During the fourth quarter of 2000 we began to restructure our affiliate relationships. We expect this restructuring to better reflect the affiliates' relative size and importance to our business, and the cost/benefit of the relationships as we renegotiate, terminate and permit to expire many of the existing contracts.

For the three months ended March 31, 2001 and 2000, cost of revenue was $1.2 million and $2.5 million, respectively. Also, gross margin increased to 51% in the first quarter of 2001 compared with a gross margin of 45% for the first quarter of 2000. The decline in cost of revenue and increase in gross margin primarily is attributable to the reduction of affiliate costs due to our restructuring of affiliate relationships. At March 31, 2001, we had 155 affiliates compared to 236 at March 31, 2000.

Costs related to affiliates are expected to vary from period to period as we change or terminate our relationship with affiliates or as we expand or contract the portion of our total sites that are represented by affiliates versus those that we own and operate directly.

Operating Expenses
We categorize operating expenses into production and content, engineering and development, sales and marketing, general and administrative, stock-based compensation, amortization of goodwill and intangible assets and restructuring costs. Total operating expenses for the three months ended March 31, 2001 were $14.5 million compared to $23.8 million for the prior year period. Excluding significant non-cash expenses for stock-based compensation and amortization of goodwill and intangible assets, operating expenses were $10.5 million in the first quarter of 2001 compared to $18.2 million in the first quarter of 2000. Operating expenses in all categories except amortization of goodwill and intangible assets and restructuring costs decreased, primarily as a result of our headcount reductions and expense control efforts.

Production and content costs decreased to $2.5 million in the first quarter of 2001 compared to $3.6 million in the prior year period. This decrease is due primarily to reduction of our editorial, artistic and production staff and efforts to reduce usage of freelance writers, artists and computer-related expenses for the creation of content for our web sites.

Engineering and development expenses decreased to $2.2 million for the three months ended March 31, 2001 from $2.5 million for the prior year period. This decrease is due primarily to reduction of personnel, consulting and recruiting fees, which had been associated with expanding our development and programming efforts in 2000.

Sales and marketing expenses decreased to $4.1 million for the three months ended March 31, 2001 from $13.1 million for the prior year period. This decrease was due primarily to the reduction of our advertising, marketing and branding activities, and decreases in our sales and marketing staff.

General and administrative expenses decreased to $1.4 million for the first quarter of 2001 compared to $1.9 million in the first quarter of 2000. Included in the first quarter of 2000 was a one-time non-cash contribution of 33,333 shares of our common stock with a then fair value of $1.0 million to a charitable foundation.

Stock-based compensation expense was $1.3 million and $2.0 million for the three months ended March 31, 2001 and 2000, respectively. Stock-based compensation expense primarily represents the difference between the exercise price of options granted and the deemed fair value of the common stock underlying these options on the date of grant amortized on an accelerated basis over the vesting period of the options and the effects of stock option repricing. At March 31, 2001, we had deferred stock compensation of $1.0 million to be amortized over the vesting period of the grants, which is generally four years. Due to the repricing of certain stock option awards both in 2000 and during the three months ended March 31, 2001, additional and substantial stock-based compensation costs may be incurred in future periods for these variable awards.

Amortization of goodwill and intangible assets for the three months ended March 31, 2001 and 2000 was $1.1 million and $0.7 million, respectively. These expenses include the continuing amortization of costs associated with our 1999 and 2000 acquisitions. Amortization of goodwill and intangible assets is over three years or less.

In connection with our fourth quarter 1999 acquisition of Extreme Interactive Media, Inc., we paid an additional $1.2 million to the former shareholders of Extreme Interactive Media during 2000 based upon the attainment of certain contractual milestones. This payment increased the amount of goodwill to be amortized for this acquisition.

Restructuring charges for the three months ended March 31, 2001 were $2.0 million. These expenses related to a reduction in employees and early termination of operating leases for two of our office buildings in Brisbane, California. With respect to the leases, a provision for $0.8 million was established as an estimate of future lease payments related to the remaining lease liability of the two buildings. No restructuring charges were recorded in the first quarter of 2000.

                        Liquidity and Capital Resources

Cash used by operations totaled $9.0 million during the first quarter 2001 compared to $13.0 million during the first quarter 2000. This decrease resulted primarily from the decrease in net loss. Working capital at March 31, 2001 amounted to $16.1 million, including cash, cash equivalents and short-term investments of $22.0 million.

Capital expenditures for the three months ended March 31, 2001 were a credit of $0.7 million primarily due to a net refund on tenant improvements associated with our facilities in Brisbane, California.

In December 2000, the Board of Directors authorized a stock repurchase program under which Snowball is authorized to repurchase up to 1,666,667 shares of our common stock in the open market for cash. During the first quarter ended March 31, 2001, Snowball had repurchased approximately 440,000 shares at an average purchase price of $1.75 per share.

In March 2000, we raised net proceeds of approximately $62.1 million from an initial public offering of 2,083,333 shares of our common stock. The proceeds from this offering currently are being used for working capital and general corporate purposes, including network expansion and content development and sales and marketing. We have invested unused proceeds in short-term, interest-bearing, investment-grade securities. Prior to our initial public offering, we financed our operations primarily through private placements of preferred stock and borrowings under equipment lease lines and a credit facility.

In April and October 1999, we entered into equipment lease lines of credit totaling $5.0 million. These credit facilities have terms of three years and bear interest at the rate of 7.5% per year. In connection with these credit facilities, we issued warrants to the lessor to purchase 10,532 shares of our common stock at $9.50 per share and 7,033 shares of our common stock at $21.33 per share. The warrants have all been exercised. These credit facilities do not include any financial covenants.

In November 1999, we entered into a term loan agreement for up to an aggregate of $15.2 million. In connection with this loan agreement, we issued promissory notes to the lenders, which bear interest at the rate of 11% per annum, and warrants to purchase 90,000 shares of our common stock at an exercise price of $25.32 per share. In December 1999, $12.0 million of the loan was repaid and the note holders cancelled $3.0 million of indebtedness under the notes in exchange for shares of our Series C preferred stock at $10.00 per share. During the first quarter of 2000, we borrowed $12.0 million under this loan. The outstanding balance became due and was repaid upon consummation of our initial public offering.

We obtained letters of credit totaling $5.1 million as security deposits associated with our facilities in Brisbane, California and New York. In May 2001, this amount was reduced to $3.8 million in relation to the release of our
lease liability from one building in Brisbane.   We expect a further reduction
in October 2001 to $2.3 million in relation to the release of our lease liability from a second building in Brisbane.

Our capital requirements depend on numerous factors, including market acceptance of our services, the resources we allocate to developing our networks, our marketing and selling capabilities and maintenance of our brands. We have experienced substantial increases in our expenditures since our inception consistent with the growth in our operations and personnel. Substantially all of the remaining capital raised in our initial public offering is expected to be used over the next year to operate our business and for working capital and capital expenditures. We will continue to evaluate possible acquisitions of, or investments in, complementary businesses, technologies, services or products. We believe that our available cash, cash equivalents and short-term investments and cash flows from operations will be sufficient to meet our anticipated needs for working capital and capital expenditures at least until the end of our fiscal year. To meet our longer term liquidity needs, we may need to raise additional funds, establish additional credit facilities or seek other financing arrangements. Additional funding may not be available on favorable terms, on a timely basis or at all.

                                 Risk Factors

Risks Related to Our Business

Our business model is unproven and may fail.

We have a limited operating history upon which you can evaluate our business model and prospects and the merits of investing in our stock. We are also implementing an evolving and unpredictable business model. If our business model proves to be unsuccessful, the trading price of our stock will fall and our business may fail. Our IGN and ChickClick networks began operating as divisions of Imagine Media in March 1997 and February 1998, respectively. We were incorporated in January 1999, and Imagine Media contributed the IGN and ChickClick assets to us in February 1999. Accordingly, our prospects and the merits of investing in our stock must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as Internet content and services.

Our quarterly revenue and operating results may fluctuate in future periods and we may fail to meet expectations, which may reduce the trading price of our common stock.

We cannot forecast our revenue and operating results with precision, particularly because our products and services are relatively new and evolving, and our prospects uncertain. If revenue in a particular period does not meet expectations, it is likely that we will be unable to adjust our level of expenditures significantly for the same period. If our operating results fail to meet expectations, the trading price of our common stock would decline. Recently, our operating results have not met expectations and our stock price has significantly declined.

We believe that period-to-period comparisons are not meaningful and are not indicative of future performance. We anticipate that the results of our operations will fluctuate significantly in the future as a result of a variety of factors, including the long sales cycle we face selling advertising and promotions, seasonal trends in Internet usage, advertising placements and e-commerce, and other factors discussed in this section. Approximately one quarter of our revenue is generated from Internet-oriented companies that may experience greater variability in advertising spending. As a result, it is likely that in some future quarters or years our results of operations will fall below the expectations of securities analysts or investors, which would cause the trading price of our common stock to decline.

We have a history of losses and expect to incur substantial net losses for the foreseeable future.

We have incurred net losses since the formation of our business in January 1997. At March 31, 2001, we had an accumulated deficit of approximately $117.5 million. We may increase our operating expenses to expand our affiliate base, develop additional networks, expand our sales and marketing operations, hire more salespersons, increase our marketing and promotional activities, develop and upgrade our technology and purchase equipment and leasehold improvements for our operations and network infrastructure. We also may incur costs relating to the acquisition of content, other businesses or technologies. Whether we increase expenditures or not, we may not generate sufficient revenue to offset our expenditures. As a result, we expect to incur significant operating losses on a quarterly basis for the foreseeable future, and may never be profitable. Even if we do achieve profitability, we might not be able to sustain profitability on a quarterly or annual basis in the future.

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

We also may choose not to retain all of our affiliates or reduce our reliance on certain affiliates due to cost, change in our desired content, program objectives, or other reasons. If we change or terminate existing affiliate relationships, we cannot assure you that we will be able to retain the affiliates with whom we have changed our relationship or to attract new affiliates. In addition, we will likely face increasing competition for the content and services provided by current or potential affiliates. If we fail to continue to identify and enter agreements with potential new affiliates on a timely basis, our networks may lose their relevance to Gen i, we would lose advertising and promotional opportunities and our revenue would decline.

If our IGN network is unsuccessful, our revenue would decline substantially.

We rely upon IGN for a substantial portion of our traffic and advertising revenue. IGN is a network of web sites that provide information and entertainment to Gen i men. IGN accounted for approximately 83% of our consolidated page views in March 2001, approximately 29% of our registered users as of March 31, 2001 and a substantial portion of our revenue for the three months ended March 31, 2001. If we are unable to anticipate changes in the interests, styles, trends or preferences of the audience targeted by IGN, if we are unable to maintain our relationship with affiliates of IGN or incorporate new affiliates into the IGN network on a timely basis or if IGN otherwise loses traffic, our ability to generate advertising revenue would be impeded to an even greater extent than if any of those events occurred with respect to any of our other networks.

If our advertising, commerce partnerships and marketing agreements are terminated or are not renewed, our revenue would decline.

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

Our advertising agreements typically provide for minimum performance levels, such as click-throughs by web users or impressions. If we fail to perform in accordance with these terms, we typically have to provide free advertising to the customer until the minimum level is met, causing us to lose revenue and/or incur additional costs. In addition, we occasionally guarantee the availability of advertising space in connection with promotion arrangements and content agreements and often guarantee exclusive placement on our network for our largest customers, which precludes us from permitting certain competitors of these customers to offer products and services on our network that are similar to those offered by our exclusive customers. If we cannot fulfill the guarantees we make to our customers, or if we lose potential customers whose advertisements, sponsorships and promotions conflict with those of other customers or our exclusive customers fail to renew their contracts, we will lose revenue and our future growth may be impeded.

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

Our success depends upon the continued services of our senior management and other key personnel, many of whom would be difficult to replace. The loss of any of these individuals would adversely affect our ability to implement our business strategy and to operate our business effectively. In particular, the services of Mark Jung, our chief executive officer, and Rick Boyce, our president, would be difficult to replace. None of our officers or key employees is covered by "key person" life insurance policies.

Our success also depends upon our ability to continue to attract, retain and motivate skilled employees. Competition for employees in our industry is intense, especially in the San Francisco Bay area. We believe that there are only a limited number of persons with the requisite skills to serve in many key positions and it is becoming increasingly difficult to attract, retain and motivate these persons. We have in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining skilled employees with appropriate qualifications.

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

We have rapidly and significantly expanded and reduced our operations and anticipate that further change will be required to address potential market problems and opportunities. If we fail to manage this change effectively, we will be unable to operate our business effectively. From our incorporation in January 1999, our business grew from approximately 40 full-time employees to a peak of approximately 380 full-time employees in March 2000. This number has been reduced, through attrition and lay offs, to approximately 115 full-time employees as of April 2001. These rapid changes have placed, and we expect them to continue to place, a significant strain on our management, operational and financial resources. As part of these changes, we may have to implement new operational and financial procedures and controls and expand, combine or eliminate existing networks and organizational structures.

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

     .  the willingness of advertisers to become and remain our customers; and

     . the willingness or ability of our customers to pay us for services provided.


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

We introduced ChickShops, our first e-commerce initiative, in December 1999 and the SnowballShopping channels in October 2000 and plan to develop a range of e-commerce activities. Consumers may sue us if any of the products sold through our web sites are defective, fail to perform properly or injure the user. Liability claims resulting from our sale of products could require us to spend significant time and money in litigation or to pay significant damages.

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

On April 10, 2001 we received notification from Nasdaq that our common stock is subject to delisting from the Nasdaq National Market for failure to comply with Marketplace Rule 4450(a)(5), requiring maintenance of a minimum bid price of $1.00 per share. Snowball has been granted a hearing before the Nasdaq Listing Qualifications Panel, on May 31, 2001, to review Nasdaq's decision. This request stays any delisting pending the panel's decision. There can be no assurance that the panel will grant our request for continued listing. If our common stock ceases to be listed on the Nasdaq National Market, we expect that our common stock would then be traded on the NASD Over-The-Counter Bulletin Board, which could reduce liquidity and increase volatility of our common stock.

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

Our current stockholders include individuals or firms that hold a substantial number of shares which they recently became entitled to sell in the public market. Sales of a substantial number of these shares could reduce the market price of our common stock. These sales could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Our officers and directors and their affiliates exercise significant control over us, which could disadvantage other stockholders.

Our executive officers and directors and their affiliates together owned approximately 64% of our outstanding common stock as of March 31, 2001. Christopher Anderson, the chairman of our board of directors, owned approximately 46% of our outstanding common stock alone. As a result, these stockholders exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of control could disadvantage other stockholders with interests different from those of our officers, directors and their affiliates. For example our officers, directors and their affiliates could delay or prevent someone from acquiring or merging with us even if the transaction would benefit other stockholders.

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

We had no foreign currency hedging or other derivative financial instruments as of March 31, 2001.

Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

     Not applicable

Item 2 -  Changes in Securities and Use of Proceeds

     (d)  Use of Proceeds

     Snowball completed the initial public offering of its common stock in March 2000. The managing underwriters in the offering were Goldman, Sachs & Co., Chase Securities, Inc. and FleetBoston Robertson Stephens, Inc. The 2,083,333 shares of the common stock sold in the offering were registered under the Securities Act on a Registration Statement on Form S-1 (No. 333-93487). The Securities and Exchange Commission declared the Registration Statement effective on March 20, 2000.

     The offering commenced on March 24, 2000 and terminated following the sale of all securities registered under the Registration Statement (excluding 312,500 shares of common stock reserved for issuance in connection with the exercise of the underwriters' over-allotment option). The initial public offering price was $33 per share for an aggregate initial public offering of $68.8 million.


     In conjunction with its initial public offering, Snowball paid a total of $4.8 million in underwriting discounts and commissions. In addition, the following table sets forth the estimated costs and expenses, other than underwriting discounts and commissions, incurred in connection with the offering. None of the amounts shown was paid directly or indirectly to any director, officer, general partner of Snowball or their associates, to persons owning 10% or more of any class of equity securities of Snowball or to any affiliate of Snowball.

Securities and Exchange Commission registration fee.............................             $   22,770
NASD filing fee.................................................................                  9,125
Nasdaq National Market filing fee...............................................                 95,000
Accounting fees and expenses....................................................                500,000
Legal fees and expenses.........................................................                600,000
Road show expenses..............................................................                 85,000
Printing and engraving expenses.................................................                370,000
Blue sky fees and expenses......................................................                 10,000
Transfer agent and registrar fees and expenses..................................                 10,000
Miscellaneous...................................................................                298,105
                                                                                             ----------
        Total...................................................................             $2,000,000
                                                                                             ==========

     After deducting the underwriting discounts and commissions and the offering expenses, the estimated net proceeds to Snowball from the offering were approximately $62.1 million.

     From March 24, 2000 to March 31, 2001, we used the net proceeds from this offering for repayment of debt, investing in short-term, interest bearing, investment grade securities and general corporate purposes, including advertising and promoting our brands, maintaining our sales and marketing activities, purchasing fixed assets and improving our facilities.

     During the first quarter of 2001, we repurchased approximately 440,000 shares of our common stock under the terms of our stock repurchase program as approved by the board of directors in December 2000.

     We expect that we will use the remaining net proceeds for short-term, interest-bearing, investment-grade securities, lease payments that may be incurred under our credit facility, purchases of fixed assets, relocation of our offices, possible acquisitions, common stock repurchases and other general corporate purposes.

Item 3 -  Defaults Upon Senior Securities

     Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

     A special meeting of shareholders was held March 5, 2001 to vote for a proposed one-for-three reverse stock split. 8,056,648 votes were cast for the proposal, 8,483 votes were cast against the proposal or were withheld and 67 votes abstained. There were no broker non-votes registered at the meeting.

Item 5 -  Other Information

     Not applicable

Item 6 -   Exhibits and Reports on Form 8-K

    (a)        Exhibits

               10.01 Amendment to Offer Letter dated February 1, 1999 from Registrant to Mark A. Jung, dated May 1, 2001.

               10.02 Amendment to Offer Letter dated October 18, 1999 from Registrant to James R. Tolonen, dated May 1, 2001.

               10.03 Offer Letter dated February 15, 2000, from Registrant to Richard D. Boyce, as amended on May 1, 2001.

    (b)        Reports on Form 8-K

               None

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            SNOWBALL.COM, INC.



Date:  May 14, 2001                         By /s/ Mark A. Jung
       ------------                            ----------------------
                                               Mark A. Jung
                                               Chief Executive Officer and
                                               Director



Date:  May 14, 2001                         By /s/ James R. Tolonen
       ------------                            ----------------------
                                               James R. Tolonen
                                               Chief Financial Officer, Chief
                                               Operating Officer and Director