Form 10-Q
period 2001-06-30
SNOWBALL COM INC
filed 2001-08-14
CIK 1101547

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the Quarterly Period Ended June 30, 2001
                                      or

(_) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                             ---

The number of shares of the registrant's common stock outstanding as of July 31, 2001 was 11,683,922.

                                                                        Page No.
Part I. Financial Information

    Item 1. Financial Statements

            Condensed Consolidated Balance Sheets as of
            June 30, 2001 and December 31, 2000                             3

            Condensed Consolidated Statements of Operations
            for the Three and Six Months Ended June 30,
            2001 and 2000                                                   4

            Condensed Consolidated Statements of Cash Flows
            for the Six Months Ended June 30, 2001 and 2000                 5

            Notes to Condensed Consolidated Financial Statements            6

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            11

    Item 3. Quantitative and Qualitative Disclosures About Market Risk     26

Part II.  Other Information

    Item 1. Legal Proceedings                                              26

    Item 2. Changes in Securities and Use of Proceeds                      26

    Item 3. Defaults Upon Senior Securities                                27

    Item 4. Submission of Matters to a Vote of Security Holders            27

    Item 5. Other Information                                              27

    Item 6. Exhibits and Reports on Form 8-K                               28

Signatures                                                                 29

                              Snowball.com, Inc.
                     Condensed Consolidated Balance Sheets
                     (in thousands, except share amounts)

                                                                                     June 30,           December 31,
                                                                                      2001               2000/(1)/
                                                                                   ----------           ----------
                                                                                   (unaudited)
Assets
Current assets:
       Cash and cash equivalents                                                   $   13,012           $   26,479
       Short-term investments                                                           3,770                5,111
       Accounts receivable, net                                                         1,234                3,401
       Prepaid expenses and other current assets                                        1,151                1,869
                                                                                   ----------           ----------
          Total current assets                                                         19,167               36,860

Goodwill and intangible assets, net                                                     3,368                6,655
Fixed assets, net                                                                       7,728               10,826
Other assets                                                                              279                  499
                                                                                   ----------           ----------
          Total assets                                                             $   30,542           $   54,840
                                                                                   ==========           ==========

Liabilities and stockholders' equity
Current liabilities:
       Accounts payable                                                            $    2,696           $    2,025
       Accrued liabilities and other                                                    3,046                6,428
       Deferred revenue                                                                   995                  953
       Current equipment financing obligations                                          1,672                1,649
                                                                                   ----------           ----------
          Total current liabilities                                                     8,409               11,055

Long-term equipment financing obligations                                                 643                1,484

Stockholders' equity:
       Common stock, $0.001 par value: 100,000,000 shares authorized,
          11,779,422 and 12,523,175 shares issued and outstanding
          at June 30, 2001 and December 31, 2000, respectively                             12                   13
       Treasury stock, 586,367 shares at June 30, 2001 and none at
          December 31, 2000                                                              (841)                   -
       Additional paid-in capital                                                     150,042              151,480
       Other stockholders' equity                                                        (857)              (4,627)
       Accumulated deficit                                                           (126,866)            (104,565)
                                                                                   ----------           ----------
          Total stockholders' equity                                                   21,490               42,301
                                                                                   ----------           ----------
          Total liabilities and stockholders' equity                               $   30,542           $   54,840
                                                                                   ==========           ==========

/(1)/ The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements

                              Snowball.com, Inc.
          Condensed Consolidated Statements of Operations (unaudited)
                   (in thousands, except per share amounts)

                                                                 Three Months Ended June 30,     Six Months Ended June 30,
                                                                 ---------------------------     -------------------------
                                                                    2001             2000           2001           2000
                                                                 ----------       ----------     ----------     ----------
Revenue                                                          $    2,309       $    6,201     $    4,821     $   10,792
Cost of revenue                                                         728            3,390          1,960          5,921
                                                                 ----------       ----------     ----------     ----------
     Gross margin                                                     1,581            2,811          2,861          4,871

Operating expenses:
   Production and content                                             1,755            2,963          4,226          6,533
   Engineering and development                                        1,678            2,220          3,835          4,745
   Sales and marketing                                                2,841           11,228          6,951         24,347
   General and administrative                                         1,160            1,531          2,587          3,417
   Stock-based compensation /(1)/                                       488            1,892          1,791          3,846
   Amortization of goodwill and intangible assets                     1,120            1,042          2,243          1,780
   Restructuring and asset impairment charges                         2,033                -          3,991              -
                                                                 ----------       ----------     ----------     ----------
     Total operating expenses                                        11,075           20,876         25,624         44,668
                                                                 ----------       ----------     ----------     ----------

Loss from operations                                                 (9,494)         (18,065)       (22,763)       (39,797)
Interest and other income, net                                          141              799            462            603
                                                                 ----------       ----------     ----------     ----------
Net loss                                                         $   (9,353)      $  (17,266)    $  (22,301)    $  (39,194)
                                                                 ==========       ==========     ==========     ==========

Net loss per share - basic and diluted                           $    (0.83)      $    (1.55)    $    (1.96)    $    (6.30)
                                                                 ==========       ==========     ==========     ==========
Shares used in per share calculation                                 11,302           11,135         11,396          6,225
                                                                 ==========       ==========     ==========     ==========

Pro forma net loss per share - basic and diluted                                                                $    (3.88)
                                                                                                                ==========

Pro forma weighted average shares outstanding                                                                       10,109
                                                                                                                ==========


/(1)/Stock-based compensation relates to the following:
     Cost of revenue                                             $        2       $        7     $        4     $       12
     Production and content                                             119              575            272            946
     Engineering and development                                         26              108            138            347
     Sales and marketing                                                 81              477            287          1,012
     General and administrative                                         260              725          1,090          1,529
                                                                 ----------       ----------     ----------     ----------
       Total                                                     $      488       $    1,892     $    1,791     $    3,846
                                                                 ==========       ==========     ==========     ==========

See notes to condensed consolidated financial statements

                              Snowball.com, Inc.
          Condensed Consolidated Statements of Cash Flows (unaudited)
                                (in thousands)

                                                                                                Six Months Ended June 30,
                                                                                             -------------------------------
                                                                                                 2001                2000
                                                                                             -------------      ------------
Cash flows from operations
     Net loss                                                                        $        (22,301)          $     (39,194)
     Reconciliation to net cash used in operations:
        Depreciation and amortization                                                           4,596                   3,437
        Non-cash restructuring and asset
          impairment charges                                                                    1,708                       -
        Stock-based compensation                                                                1,791                   3,846
        Charitable contribution of common stock                                                     -                   1,000
        Other non-cash expenses                                                                   237                     498
        Changes in assets and liabilities:
          Accounts receivable                                                                   2,086                  (1,259)
          Prepaid expenses and other assets                                                       823                     (33)
          Accounts payable and accrued liabilities                                             (3,492)                  3,767
          Accrued restructuring charges                                                           506                       -
          Deferred revenue                                                                         42                     675
                                                                                     ----------------           -------------
 Net cash (used in) operating activities                                                      (14,004)                (27,263)
                                                                                     ----------------           -------------
Cash flow from investment activities
     Decrease in short-term investments                                                         1,341                   2,889
     Acquisition of goodwill and intangible assets                                                  -                  (5,450)
     Purchase of fixed assets                                                                    (477)                 (3,408)
     Net refund on tenant improvement allowance                                                 1,143                       -
                                                                                     ----------------           -------------
 Net cash provided by (used in) investment activities                                           2,007                  (5,969)
                                                                                     ----------------           -------------

Cash flow from financing activities
     Proceeds from issuance of common stock related to
        initial public offering, net                                                                -                  62,033
     Proceeds from issuance (repurchase) of common and
        preferred stock, net                                                                      (86)                  1,503
     Proceeds from equipment financing obligations                                                  -                   1,526
     Payment of equipment financing obligations                                                  (543)                   (723)
     Proceeds from borrowings                                                                       -                  12,000
     Payment of borrowings                                                                          -                 (12,400)
     Purchase of stock for treasury                                                              (841)                      -
                                                                                     ----------------           -------------
 Net cash provided by (used in) financing activities                                           (1,470)                 63,939
                                                                                     ----------------           -------------

Net increase (decrease) in cash and cash equivalents                                          (13,467)                 30,707
Cash and cash equivalents at beginning of period                                               26,479                  25,489
                                                                                     ----------------           -------------
Cash and cash equivalents at end of period                                           $         13,012           $      56,196
                                                                                     ================           =============

See notes to condensed consolidated financial statements

                              Snowball.com, Inc.

       NOTES TO CONSENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. FINANCIAL STATEMENT PRESENTATION

The condensed consolidated financial statements include Snowball.com, Inc. and its wholly owned subsidiaries (collectively herein referred to as "Snowball") after elimination of intercompany amounts.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2000. These financial statements include all normal recurring adjustments that Snowball believes necessary for a fair presentation of the statements. Certain reclassifications, none of which affected net loss, have been made to the prior year's amounts in order to conform to the current year's presentation.

The results of operations for the six and three months ended June 30, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2001.

All shares and per share amounts have been adjusted to reflect our one-for-three reverse stock split, which was effective March 6, 2001.

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Snowball is an Internet media company that operates a network of destination web sites for members of Generation i ("Gen i"(TM)) and the companies that want to reach them. For these web-centric young adults, Snowball provides current content, relevant services such as e-mail and instant messaging, a forum for interacting with one another and access to third party merchandise. In addition to creating original content, we expand the breadth and depth of our content offerings by selectively offering affiliated web site content within our network. This network model enables us to build our traffic and brand rapidly, and to realize revenue in a variety of ways--through traditional online advertising and sponsorships, and by providing customer acquisition and audience development services to companies that target Gen i. Snowball also provides premium content to its audience on a subscription fee basis. We organize both our own web sites and affiliated web sites around networks that target different segments of Gen i, providing a demographic and lifestyle targeting mechanism for our marketing customers.

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

                              Snowball.com, Inc.

       NOTES TO CONSENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

includes delivery of various types of impressions and services is recognized based on the lesser of the straight-line basis over the term of the contract, the ratio of average impressions delivered, or upon delivery when no minimum guaranteed deliverable exists.

In the second quarter of 2001, we began offering premium content and services to customers on a subscription fee basis. Subscription fees are recorded, net of any discounts, ratably over the subscription period (generally three months to three years) and deferred revenue is recorded for amounts received before services are provided. Transaction costs are recognized in the period the transaction occurs.

3. ACQUISITIONS

In February 2000, Snowball signed an asset purchase agreement to acquire all of the assets of GameSages LLC, an Internet content provider, in exchange for approximately $4.8 million in cash. The financial results of this entity were insignificant and, therefore, no pro forma information reflecting this acquisition has been presented.

In December 1999, Snowball completed the acquisition of Extreme Interactive Media, Inc. ("Extreme") for $1.9 million in cash, common stock and unsecured promissory notes. The purchase price was increased by $1.2 million of additional cash consideration based upon the attainment of certain economic milestones by Extreme. During the second quarter of 2001, Snowball ceased all operations that had been associated with the Extreme acquisition and recorded an asset impairment charge of $1.6 million to write off the remaining goodwill and intangible assets. (See note 5).

4. NET LOSS PER SHARE

Basic and diluted net loss per share are presented in conformity with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," for all periods presented.

In accordance with SFAS 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Basic and diluted pro forma net loss per share, as presented in the condensed consolidated statements of operations for the six months ended June 30, 2000, have been computed pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 98 and give effect to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance.

The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per common share (in thousands, except per share data):

                              Snowball.com, Inc.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                                                          Three months ended June 30,    Six months ended June 30,
                                                             2001            2000            2001          2000
                                                          ----------     -----------     -----------   -----------
Net loss                                                  $   (9,353)    $   (17,266)    $   (22,301)  $   (39,194)
                                                          ==========     ===========     ===========   ===========
Basic and diluted:
   Weighted average shares of
     common stock outstanding                                 11,845          12,484          11,995         7,650
   Less: weighted average shares
     subject to repurchase                                      (543)         (1,349)           (599)       (1,425)
                                                          ----------     -----------     -----------   -----------
   Weighted average shares used in
     computing basic and diluted
     net loss per share                                       11,302          11,135          11,396         6,225
                                                          ----------     -----------     -----------   -----------
Basic and diluted net loss per share                      $    (0.83)    $     (1.55)    $     (1.96)  $     (6.30)
                                                          ==========     ===========     ===========   ===========

Pro forma:
   Shares used in the above                                                                                  6,225
   Pro forma adjustment to reflect weighted
     effect of assumed conversion
     of convertible preferred stock                                                                          3,884
                                                                                                       -----------
   Shares used in computing pro forma
     basic and diluted net loss per share                                                                   10,109
                                                                                                       -----------
Pro forma basic and diluted net loss per share                                                         $     (3.88)
                                                                                                       ===========

5. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

During the first quarter of 2001, Snowball recorded $2.0 million in restructuring charges related to a reduction in employees and early termination of operating leases for two buildings in Brisbane, California. With respect to the leases, during the first quarter of 2001 a provision for $0.8 million was established for future lease payments. During the quarter ended June 30, 2001, Snowball recorded additional restructuring costs of $0.4 million for employee severance associated with further staff reductions affecting approximately 60 employees and fees associated with the terminated lease facilities. Snowball expects that these actions taken during the first six months of 2001 will result in annualized compensation and related benefits savings of approximately $9.2 million and annualized facilities related savings of approximately $3.3 million. At June 30, 2001, $0.5 million remained as accrued restructuring charges. We expect these accruals to be paid by year-end. Snowball believes that additional restructuring charges may be incurred in the future in connection with ongoing cost reduction efforts.

During the second quarter of 2001, Snowball performed an impairment assessment of its goodwill and other intangible assets recorded in connection with its various acquisitions. This assessment was based on the expected future cash flows from goodwill and intangible assets over their remaining useful lives. As a result of this assessment, Snowball recorded an asset impairment charge of $1.6 million to write off the net book value of goodwill and other intangible assets from its acquisition of Extreme Interactive Media, Inc.

6. COMMITMENTS

In October 2000, Snowball relocated its headquarters to Brisbane, California and assumed a lease for three buildings with original lease terms on the buildings of 10, 11 and 12 years,

                              Snowball.com, Inc.

       NOTES TO CONSENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

respectively. In November 2000, the lease was amended to return two of the buildings to the landlord at the earlier of occupancy by a new tenant or October 8, 2001. One of the buildings was occupied by a new tenant in May 2001. Beginning January 2001, costs associated with these two buildings have been included in restructuring charges (See Note 5).

We originally obtained letters of credit totaling $5.1 million as security deposits associated with our facilities in Brisbane, California and New York. As of June 30, 2001, this amount had been reduced to $3.8 million due to the release of our lease liability from one building in Brisbane. In October 2001, this amount will be further reduced to $2.3 million due to the release of our lease liability from a second building in Brisbane.

7.  STOCKHOLDERS' EQUITY

At December 31, 2000, deferred stock compensation was $3.4 million. During the first and second quarters of 2001, Snowball recorded cancellations of approximately $1.0 million and $0.3 million, respectively, due to employee terminations. Additionally, we recorded stock compensation expense during the three and six months ended June 30, 2001 of $0.5 million and $1.8 million, respectively. For the three months ended June 30, 2001, stock based compensation expense consisted of $0.4 million of amortization of deferred stock-based compensation and $0.1 million due to option repricing. For the six months ended June 30, 2001, stock based compensation expense consisted of $1.2 million of amortization of deferred stock-based compensation and $0.6 million due to option repricing.

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

8.  TREASURY STOCK

In December 2000, the Board of Directors authorized a stock repurchase program under which Snowball is authorized to repurchase up to 1,666,667 shares of our common stock in the open market for cash. Repurchases may be made from time to time at market prices and as market and business conditions warrant. No time limit has been set for the completion of the program. As of June 30, 2001, Snowball had repurchased approximately 586,000 shares at an average purchase price of $1.43 per share.

9.  INITIAL PUBLIC OFFERING

In March 2000, Snowball completed its initial public offering of 2,083,333 shares of common stock and realized proceeds, net of underwriting discounts, commission and issuance costs, of approximately $62.1 million.

10. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that SFAS 133 be adopted in Snowball's fiscal year 2001. Management does not anticipate that the adoption of SFAS 133 will have a material effect on the results of operations or financial position because Snowball does not currently engage in or plan to engage in derivative or hedging activities.

In July 2001, the FASB issued SFAS 141, "Business Combinations." SFAS 141 establishes new standards for accounting and reporting for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30,

                              Snowball.com, Inc.

       NOTES TO CONSENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2001. Use of the pooling-of-interest method will be prohibited. Snowball expects to adopt this statement during the first quarter of fiscal 2002 and does not believe that SFAS 141 will have a material effect on operating results or financial position.

In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which supersedes Accounting Principle Board Opinion No. 17, "Intangible Assets." SFAS 142 establishes new standards for goodwill including the elimination of goodwill amortization to be replaced with methods of periodically evaluating goodwill for impairment. Snowball expects to adopt this statement during the first quarter of fiscal 2002, and does not believe that SFAS 142 will have a materiel effect on operating results or financial position.

                                 Snowball.com

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

To date, we have derived revenue principally from short-term contracts for impression-based advertisements, including banners, buttons and textlinks as well as Flash, Unicast and click-within advertising units. Under these contracts, we provide advertisers with a number of "impressions,'' or a number of times a user will view their advertisements, for which we receive a fee. Advertising revenue is recognized at the lesser of the straight-line basis over the term of the contract or the ratio of impressions delivered over total committed impressions, provided that we do not have any significant remaining obligations and collection of the resulting receivable is probable. To the extent that minimum committed impression levels or other obligations are not met, we defer recognition of the corresponding revenue until such levels are achieved.

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

                                 Snowball.com

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

In the second quarter of 2001, we began offering premium content and services to customers on a subscription fee basis. Subscription fees are recorded, net of any discounts, ratably over the subscription period (generally three months to three years) and deferred revenue is recorded for amounts received before services are provided. Transaction costs are recognized in the period the transaction occurs.

Since our inception we have never been profitable. Furthermore, due in part to the financial difficulties experienced recently by Internet and Internet-related companies and reductions in advertising budgets of companies that advertise on the Internet, we cannot assure you that our revenue will grow or that we will ever achieve or maintain profitability. We have experienced significant declines in our advertising revenue from Internet companies, which have been only partially offset by revenue from companies in more traditional lines of business. As our revenue declined, we responded by reducing the number of our employees and our operating expenses. We anticipate that we will incur additional operating losses at least through 2001. If we are unsuccessful in adapting to the needs of our advertisers and audience, it could have a material adverse effect on our business, operating results and financial condition.

                             Results of Operations

Revenue
Revenue was $2.3 million and $6.2 million for the three months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, revenue was $4.8 million and $10.8 million, respectively. This decline in revenue is primarily due to continued industry-wide weakness in the online advertising market and the associated decrease in marketing and advertising spending by this market segment. Specifically, many of our customers did not continue or renew their advertising and marketing programs with us this quarter, causing revenue to decline. This was only partially offset by revenue from new customers. To help compensate for this, we have recently broadened our product offerings. We believe this broader range of products may help us to increase our revenue. However, these new products may take several quarters to produce significant results, and if they are not accepted by our customers, will not increase revenue.

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

For the three months ended June 30, 2001 and 2000, cost of revenue was $0.7 million and $3.4 million, respectively. For the six months ended June 30, 2001 and 2000, cost of revenue was $2.0 million and $5.9 million, respectively. Gross margin increased to 68% and 59% for the three and six months ended June 30, 2001, respectively, compared to a gross margin of 45% for the three and six months ended June 30, 2000. The decline in cost of revenue and increase in gross margin primarily is attributable to the reduction of affiliate costs due to our restructuring of affiliate relationships. At June 30, 2001, we had 113 affiliates compared to 301 at June 30, 2000.

                                 Snowball.com

Costs related to affiliates are expected to vary from period to period as we change or terminate our relationship with affiliates and as we expand or contract the portion of our total sites that are represented by affiliates versus those that we own and operate directly.

Operating Expenses
We categorize operating expenses into production and content, engineering and development, sales and marketing, general and administrative, stock-based compensation, amortization of goodwill and intangible assets and restructuring and asset impairment charges. Total operating expenses for the three months ended June 30, 2001 and 2000 were $11.1 million and $20.9 million, respectively, representing a 47% decline. Total operating expenses for the six months ended June 30, 2001 and 2000 were $25.6 million and $44.7 million, respectively, representing a 43% decline. Excluding significant non-cash expenses -- which include stock-based compensation, amortization of goodwill and intangible assets -- and restructuring charges, operating expenses for the three and six months ended June 30, 2001 decreased 59% and 55% as compared to the three and six months ended June 30, 2000, respectively. Operating expenses in all categories, except amortization of goodwill and intangible assets and restructuring and asset impairment charges, decreased primarily as a result of our headcount reductions and expense control efforts.

Production and content costs were $1.8 million and $3.0 million for the three months ended June 30, 2001 and 2000, respectively, and $4.2 million and $6.5 million for the six months ended June 30, 2001 and 2000, respectively, which represents a decrease of 41% and 35%, respectively. The decrease in comparable periods is due primarily to the reduction of our editorial, artistic and production staff and efforts to reduce usage of freelance writers, artists and computer-related expenses for the creation of content for our web sites.

Engineering and development expenses were $1.7 million and $2.2 million for the three months ended June 30, 2001 and 2000, respectively, and $3.8 million and $4.7 million for the six months ended June 30, 2001 and 2000, respectively, which represents a decrease of 24% and 19%, respectively. The decrease in comparable periods is due primarily to reduction of personnel, consulting and recruiting fees, which had been associated with expanding our development and programming efforts in 2000.

Sales and marketing expenses were $2.8 million and $11.2 million for the three months ended June 30, 2001 and 2000, respectively, and $7.0 million and $24.3 million for the six months ended June 30, 2001 and 2000, respectively, which represents a decrease of 75% and 71%, respectively. The decrease in comparable periods is due primarily to the reduction of our advertising, marketing and branding activities, and decreases in our sales and marketing staff.

General and administrative expenses were $1.2 million and $1.5 million for the three months ended June 30, 2001 and 2000, respectively, which represents a decrease of 24%. This decrease is due primarily to the reduction in finance and administrative staff. General and administrative expenses for the six months ended June 30, 2001 and 2000 were $2.6 million and $3.4 million, respectively, which represents a decrease of 24%. This is primarily due to a one-time non-cash contribution of 33,333 shares of our common stock in the first quarter of 2000 with a then fair value of $1.0 million to a charitable foundation.

Stock-based compensation expenses primarily represent the difference between the exercise price of options granted and the deemed fair value of the common stock underlying these options on the date of grant amortized on an accelerated basis over the vesting period of the options, which is generally four years, and the effects of stock option repricing. Stock-based compensation expenses were $0.5 million and $1.9 million for the three months ended June 30, 2001 and 2000, respectively, and $1.8 million and $3.8 million for the six months ended June 30, 2001 and 2000, respectively, which represents a decrease of 74% and 53%, respectively. These decreases are due primarily to the accelerated method of amortization and to options forfeited upon employee departure. At June 30, 2001, we had deferred stock compensation of $0.3 million to be amortized over the remaining vesting period of the grants. Due to the repricing of certain stock option

                                 Snowball.com

awards both in 2000 and during the six months ended June 30, 2001, additional and substantial stock-based compensation costs may be incurred in future periods for these variable awards.

Amortization of goodwill and intangible assets was $1.1 million and $1.0 million for the three months ended June 30, 2001 and 2000, respectively, and $2.2 million and $1.8 million for the six months ended June 30, 2001 and 2000, respectively, which represents an increase of 7% and 26%, respectively. These increases are due primarily to the continued amortization of goodwill and intangible assets from acquisitions that occurred during 2000. Amortization of goodwill and intangible assets is over three years.

Restructuring and asset impairment charges for the three and six months ended June 30, 2001 were $2.0 million and $4.0 million, respectively. These expenses are comprised of restructuring charges, related to a reduction in employees and early termination of operating leases for two of our office buildings in Brisbane, California, and an impairment charge recorded against our 1999 acquisition of Extreme Interactive Media, Inc. No restructuring or asset impairment charges were recorded in the comparable periods of 2000.

In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which requires use of a nonamortization approach to account for purchased goodwill and certain intangibles, effective January 1, 2002. Under this nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. We expect the adoption of this accounting standard will have the impact of reducing our amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.


                        Liquidity and Capital Resources

Cash used by operations totaled $14.0 million during the first six months of 2001 compared to $27.3 million during the first six months of 2000. This decrease resulted primarily from the decrease in operating expenses during the first six months of 2001 and the resulting decrease in net loss. Working capital at June 30, 2001 amounted to $10.8 million, including cash, cash equivalents and short-term investments of $16.8 million.

Net cash provided from investment activities for the six months ended June 30, 2001 was $2.0 million. This was due to a decrease of $1.3 million in short term investments, a net refund of $1.1 million on tenant improvements associated with our facilities in Brisbane, California and $0.5 million of capital equipment purchases.

In December 2000, the Board of Directors authorized a stock repurchase program under which Snowball is authorized to repurchase up to 1,666,667 shares of our common stock in the open market for cash. During the six months ended June 30, 2001, Snowball repurchased approximately 586,000 shares at an average purchase price of $1.43 per share.

In March 2000, we raised net proceeds of approximately $62.1 million from an initial public offering of 2,083,333 shares of our common stock. The proceeds from this offering currently are being used for working capital and general corporate purposes, including network expansion, content development and sales and marketing. We have invested unused proceeds in short-term, interest-bearing, investment-grade securities. Prior to our initial public offering, we financed our operations primarily through private placements of preferred stock and borrowings under equipment lease lines and a credit facility.

In April and October 1999, we entered into equipment lease lines of credit totaling $5.0 million. These credit facilities have terms of three years and bear interest at the rate of 7.5% per year. In

                                 Snowball.com

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

We originally obtained letters of credit totaling $5.1 million as security deposits associated with our facilities in Brisbane, California and New York. As of June 30, 2001, this amount had been reduced to $3.8 million due to the release of our lease liability from one building in Brisbane. In October 2001, this amount will be further reduced to $2.3 million due to the release of our lease liability from a second building in Brisbane.

Our capital requirements depend on numerous factors, including market acceptance of our products and services, the resources we allocate to developing our networks, our marketing and selling capabilities and maintenance of our brands. We have experienced substantial increases in our expenditures since our inception consistent with the growth in our operations and personnel. Substantially all of the remaining capital raised in our initial public offering is expected to be used over the next year to operate our business and for working capital and capital expenditures. We will continue to evaluate possible acquisitions of, or investments in, complementary businesses, technologies, services or products. We believe that our available cash, cash equivalents and short-term investments and cash flows from operations will be sufficient to meet our anticipated needs for working capital and capital expenditures at least until the end of our fiscal year. To meet our longer term liquidity needs, we may need to raise additional funds, establish additional credit facilities or seek other financing arrangements. Additional funding may not be available on favorable terms, on a timely basis or at all.

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

                                 Snowball.com

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

     We have incurred net losses since the formation of our business in January 1997. At June 30, 2001, we had an accumulated deficit of approximately $126.9 million. We may increase our operating expenses to expand our affiliate base, develop additional networks, expand our sales and marketing operations, hire more salespersons, increase our marketing and promotional activities, develop and upgrade our technology and purchase equipment and leasehold improvements for our operations and network infrastructure. We also may incur costs relating to the acquisition of content, other businesses or technologies. Whether we increase expenditures or not, we may not generate sufficient revenue to offset our expenditures. As a result, we expect to incur significant operating losses on a quarterly basis for the foreseeable future, and may never be profitable. Even if we do achieve profitability, we might not be able to sustain profitability on a quarterly or annual basis in the future.

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

                                 Snowball.com

If our IGN network is unsuccessful, our revenue would decline substantially.

     IGN is a network of web sites that provide information and entertainment to Gen i men. We rely upon IGN for a substantial portion of our traffic and advertising revenue. Specifically, IGN accounted for approximately 90% of our consolidated page views in June 30, 2001, and approximately 32% of our registered users as of June 30, 2001 and a substantial portion of our revenue for the three and six months ended June 30, 2001. If we are unable to anticipate changes in the interests, styles, trends or preferences of the audience targeted by IGN, if we are unable to maintain our relationship with affiliates of IGN or incorporate new affiliates into the IGN network on a timely basis or if IGN otherwise loses traffic, our ability to generate advertising revenue would be impeded to an even greater extent than if any of those events occurred with respect to any of our other networks.

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

                                 Snowball.com

superior to ours or achieve greater market acceptance than ours. Moreover, if our content and service offerings fail to achieve success in the short term, we could suffer an insurmountable loss in market share and brand acceptance.

     In the second quarter of 2001, we began offering premium content and services to customers on a subscription fee basis. Many of our competitors offer content and services similar to ours at no charge. If users are unwilling to pay a subscription fee or if the content and services provided do not meet customer expectations, users may not utilize our sites and our traffic and revenue would decline.

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

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. When power reserves for California become low, the state has on some occasions, implemented, and may in the future continue to implement, rolling blackouts throughout the state. If blackouts interrupt our power supply, we may temporarily be unable to operate. In addition, the shortages in wholesale electricity supplies have caused power prices to increase significantly in California. If wholesale prices continue to increase, our operating expenses will likely increase.

     Any such interruptions in our ability to continue operations could damage our reputation, harm our ability to retain existing customers and to obtain new customers and could result in lost revenue, any of which could substantially harm our business and results of operations.

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

                                 Snowball.com

     Our success also depends upon our ability to continue to attract, retain and motivate skilled employees. Competition for employees in our industry is intense, especially in the San Francisco Bay area. We believe that there are only a limited number of persons with the requisite skills to serve in many key positions and it is difficult to attract, retain and motivate these persons. We have in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining skilled employees with appropriate qualifications.

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

     We have rapidly and significantly expanded and reduced our operations and anticipate that further change will be required to address potential market problems and opportunities. If we fail to manage this change effectively, we will be unable to operate our business effectively. From our incorporation in January 1999, our business grew from approximately 40 full-time employees to a peak of approximately 380 full-time employees in March 2000. This number has been reduced, through attrition and lay offs, to approximately 90 full-time employees as of August 2001. These rapid changes have placed, and we expect them to continue to place, a significant strain on our management, operational and financial resources. As part of these changes, we may have to implement new operational and financial procedures and controls and expand, combine or eliminate existing networks and organizational structures.

Our prospects for obtaining additional financing, if required, are uncertain and failure to obtain needed financing would limit our operations and might cause our business to fail.

     Our operating history is too brief for us to know with certainty whether our cash reserves and any cash flows from operations or financing will be sufficient to fund our operations. We expect to need to raise additional funds based upon our estimates of revenue, expenses, working capital and capital expenditure requirements, or if we are required to respond to unforeseen technological or marketing hurdles or if we choose to take advantage of unanticipated opportunities. If adequate funds are not available to satisfy either short- or long-term capital requirements, we might be required to limit our operations significantly and our business might fail. Additional financing might not be available when required. Our future capital requirements are dependent upon many factors, including:

  .  the rate at which we expand or contract our sales and marketing operations;

  .  the amount and timing of fees paid to affiliates;

  . the amount and timing of leasehold improvements and capital equipment purchases;

  . the extent to which we expand or contract our content and service offerings;

  . the extent to which we develop and upgrade our technology and data network infrastructure;

  .  the response of competitors to our content and service offerings;

  .  the willingness of advertisers to become and remain our customers; and

                                 Snowball.com

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

                                 Snowball.com

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

                                 Snowball.com

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

                                 Snowball.com

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

                                 Snowball.com

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

Risks Related to the Securities Markets

If our common stock ceases to be listed for trading on the Nasdaq SmallCap Market, the value and liquidity of your investment may be adversely affected.

     On May 31, 2001, we participated in an oral hearing before the Nasdaq Listing Qualifications Panel (the "Panel") to request a temporary exception from the Nasdaq Marketplace Rules concerning the bid price of our common stock and the market value of our public float so that our common stock would continue to trade on the Nasdaq National Market. The Panel notified us on July 23, 2001 that it would not continue to list our common stock on the Nasdaq National Market, but rather would transfer the listing of our common stock on July 25, 2001, under a temporary exception from its minimum bid price rule, from the Nasdaq National Market to the Nasdaq SmallCap Market. This temporary exception will expire on September 24, 2001. If the closing bid price of our common stock is at least $1.00 on or before September 24, 2001, and this bid price is maintained for a minimum of ten consecutive trading days immediately thereafter, then our common stock will remain listed on the Nasdaq SmallCap Market, subject to our compliance with all other requirements for continued listing on the Nasdaq SmallCap Market. If we do not meet these criteria by September 24, 2001, however, our common stock will be delisted from the Nasdaq SmallCap Market. In that event, we expect that our common stock would be traded on the NASD Over-The-Counter Bulletin Board. We cannot assure you that we will be able to meet the immediate requirements established by the Panel for continued listing of our common stock on the Nasdaq SmallCap Market, or if we do meet these immediate requirements, that we will be able to maintain all of the requirements for continued listing on the Nasdaq SmallCap Market in the future. If our common stock is delisted from the Nasdaq SmallCap Market, the liquidity of your investment would be diminished and the volatility of the trading price of our common stock would increase.

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

                                 Snowball.com

  .  failure to maintain minimum Nasdaq listing requirements.

     In addition, broad market and industry factors may materially and adversely affect the market price of our common stock, regardless of our operating performance. The Nasdaq Market, and the market for Internet and technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

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

     Our executive officers and directors and their affiliates together owned approximately 64% of our outstanding common stock as of June 30, 2001. Christopher Anderson, the chairman of our board of directors, owned approximately 45% of our outstanding common stock alone. As a result, these stockholders exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of control could disadvantage other stockholders with interests different from those of our officers, directors and their affiliates. For example our officers, directors and their affiliates could delay or prevent someone from acquiring or merging with us even if the transaction would benefit other stockholders.

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

                                 Snowball.com

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

     We had no foreign currency hedging or other derivative financial instruments as of June 30, 2001.

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

Securities and Exchange Commission registration fee..............    $   22,770
NASD filing fee..................................................         9,125
Nasdaq National Market filing fee................................        95,000
Accounting fees and expenses.....................................       500,000
Legal fees and expenses..........................................       600,000
Road show expenses...............................................        85,000
Printing and engraving expenses..................................       370,000
Blue sky fees and expenses.......................................        10,000
Transfer agent and registrar fees and expenses...................        10,000
Miscellaneous....................................................       298,105
                                                                     ----------
        Total....................................................    $2,000,000
                                                                     ==========

                                 Snowball.com

     After deducting the underwriting discounts and commissions and the offering expenses, the estimated net proceeds to Snowball from the offering were approximately $62.1 million.

     From March 24, 2000 to June 30, 2001, we used the net proceeds from this offering for repayment of debt, investing in short-term, interest bearing, investment grade securities and general corporate purposes, including advertising and promoting our brands, maintaining our sales and marketing activities, purchasing fixed assets and improving our facilities.

     In addition, during the six months ended June 30, 2001, we used approximately $0.8 million of the net proceeds from this offering to repurchase approximately 586,000 shares of our common stock under the terms of our stock repurchase program as approved by the board of directors in December 2000.

     We expect that we will use the remaining net proceeds for short-term, interest-bearing, investment-grade securities, lease payments that may be incurred under our credit facility, purchases of fixed assets, possible acquisitions, common stock repurchases and other general corporate purposes.

Item 3 -  Defaults Upon Senior Securities

     Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

     We held our annual meeting of stockholders on June 14, 2001. A description of the matters voted upon and the results of such meeting are set forth below:

                                              Votes        Votes       Votes       Votes        Broker
                                               For        Against    Withheld    Abstained    Non-Votes
                                            ---------     -------    --------    ---------    ---------
   1. Election of Directors:
        Christopher Anderson.............   7,630,952           -           -       11,303            -
        Michael Orsak....................   7,631,166           -           -       11,089            -

   2. The appointment of Ernst & Young
        LLP as Snowball's
        independent accountants
        for the fiscal year ending
        December 31, 2001................   7,634,095       7,084           -        1,075            -

Item 5 -  Other Information

     On May 31, 2001, we participated in an oral hearing before the Nasdaq Listing Qualifications Panel (the "Panel") to request a temporary exception from the Nasdaq Marketplace Rules concerning the bid price of our common stock and the market value of our public float so that our common stock would continue to trade on the Nasdaq National Market. The Panel notified us on July 23, 2001 that it would not continue to list our common stock on the Nasdaq National Market, but rather would transfer the listing of our common stock on July 25, 2001, under a temporary exception from its minimum bid price rule, from the Nasdaq National Market to the Nasdaq SmallCap Market. This temporary exception will expire on September 24, 2001. If the closing bid price of our common stock is at least $1.00 on or before September 24, 2001, and this bid price is maintained for a minimum of ten consecutive trading days immediately thereafter, then our common stock will remain listed on the Nasdaq SmallCap Market, subject to our compliance with all other requirements for continued listing on the Nasdaq SmallCap Market. If we do not meet these criteria by September 24, 2001, however, our common stock will be delisted from the Nasdaq SmallCap Market. In that event, we expect that our common stock would be traded on the NASD Over-The-Counter Bulletin Board. We cannot assure you that we will be able to meet the immediate requirements established by the Panel for continued listing of our common stock on the Nasdaq SmallCap Market, or if we do meet these immediate requirements, that we will be able to maintain all of the requirements for continued listing on the Nasdaq SmallCap Market in the future.

                                 Snowball.com

Item 6 -   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          None

                                 Snowball.com


                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        SNOWBALL.COM, INC.



Date: August 14, 2001                   By /s/ Mark A. Jung
      ---------------                      ------------------------
                                            Mark A. Jung
                                            Chief Executive Officer and Director



Date: August 14, 2001                   By /s/ James R. Tolonen
      ---------------                      ---------------------
                                           James R. Tolonen
                                           Chief Financial Officer, Chief
                                           Operating Officer and Director