Form 10-Q
period 2001-09-30
SNOWBALL COM INC
filed 2001-11-14
CIK 1101547

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the Quarterly Period Ended September 30, 2001

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares of the registrant's common stock outstanding as of October 31, 2001 was 1,849,604.

                                                                        Page No.
Part I.   Financial Information
    Item 1.   Financial Statements

              Condensed Consolidated Balance Sheets as of
              September 30, 2001 and December 31, 2000                     3

              Condensed Consolidated Statements of Operations
              for the Three and Nine Months Ended September 30,
              2001 and 2000                                                4

              Condensed Consolidated Statements of Cash Flows
              for the Nine Months Ended September 30, 2001
              and 2000                                                     5

              Notes to Condensed Consolidated Financial Statements         6

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         11

    Item 3.   Quantitive and Qualitative Disclosures About
              Market Risk                                                 27

Part II.  Other Information

    Item 1.   Legal Proceedings                                           27

    Item 2.   Changes in Securities and Use of Proceeds                   27

    Item 3.   Defaults Upon Senior Securities                             28

    Item 4.   Submission of Matters to a Vote of Security Holders         28

    Item 5.   Other Information                                           29

    Item 6.   Exhibits and Reports on Form 8-K                            29

Signatures                                                                30

                              Snowball.com, Inc.
                     Condensed Consolidated Balance Sheets
                     (in thousands, except share amounts)

                                                                            September 30,        December 31,
                                                                                2001              2000/(1)/
                                                                            -----------          -----------
Assets                                                                        (unaudited)
Current assets:
  Cash and cash equivalents                                                 $     9,065          $    26,479
  Short-term investments                                                          3,770                5,111
  Accounts receivable, net                                                        1,100                3,401
  Prepaid expenses and other current assets                                         849                1,869
                                                                            -----------          -----------
     Total current assets                                                        14,784               36,860

Goodwill and intangible assets, net                                               2,811                6,655
Fixed assets, net                                                                 6,824               10,826
Other assets                                                                        279                  499
                                                                            -----------          -----------
     Total assets                                                           $    24,698          $    54,840
                                                                            ===========          ===========

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                          $     1,819          $     2,025
  Accrued liabilities and other                                                   2,590                6,428
  Deferred revenue                                                                1,415                  953
  Current equipment financing obligations                                         1,604                1,649
                                                                            -----------          -----------
     Total current liabilities                                                    7,428               11,055

Long-term equipment financing obligations                                           293                1,484

Stockholders' equity:
 Common stock, $0.001 par value: 100,000,000 shares authorized,
    1,913,315 and 2,087,196 shares issued and outstanding
    at September 30, 2001 and December 31, 2000, respectively                         2                    2
 Treasury stock, 147,661 shares at September 30, 2001 and none at
    December 31, 2000                                                              (935)                   -
 Additional paid-in capital                                                     150,022              151,491
 Other stockholders' equity                                                        (389)              (4,627)
 Accumulated deficit                                                           (131,723)            (104,565)
                                                                            -----------          -----------
     Total stockholders' equity                                                  16,977               42,301
                                                                            -----------          -----------
     Total liabilities and stockholders' equity                             $    24,698          $    54,840
                                                                            ===========          ===========


/(1)/ The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements

                              Snowball.com, Inc.
          Condensed Consolidated Statements of Operations (unaudited)
                   (in thousands, except per share amounts)

                                                       Three Months Ended September 30,          Nine Months Ended September 30,
                                                       --------------------------------          -------------------------------
                                                             2001           2000                        2001           2000
                                                           -------       --------                    --------       --------
Revenue                                                    $ 2,100       $  5,194                    $  6,921       $ 15,986
Cost of revenue                                                592          3,041                       2,552          8,962
                                                           -------       --------                    --------       --------
 Gross margin                                                1,508          2,153                       4,369          7,024

Operating expenses:
 Production and content                                      1,509          2,373                       5,735          8,906
 Engineering and development                                 1,468          2,441                       5,303          7,186
 Sales and marketing                                         1,799          8,248                       8,750         32,595
 General and administrative                                    719          1,392                       3,306          4,809
 Stock-based compensation (1)                                  106          1,286                       1,897          5,132
 Amortization of goodwill and intangible assets                849          1,105                       3,092          2,885
 Restructuring and asset impairment charges                      -              -                       3,991              -
                                                           -------       --------                    --------       --------
    Total operating expenses                                 6,450         16,845                      32,074         61,513
                                                           -------       --------                    --------       --------
Loss from operations                                        (4,942)       (14,692)                    (27,705)       (54,489)
Interest and other income (expense), net                        85            569                         547          1,172
                                                           -------       --------                    --------       --------
Net loss                                                   $(4,857)      $(14,123)                   $(27,158)      $(53,317)
                                                           =======       ========                    ========       ========
Net loss per share - basic and diluted                     $ (2.60)      $  (7.50)                   $ (14.38)      $ (40.39)
                                                           =======       ========                    ========       ========
Shares used in per share calculation                         1,866          1,884                       1,888          1,320
                                                           =======       ========                    ========       ========
Pro forma net loss per share - basic and diluted                                                                    $ (30.45)
                                                                                                                    ========
Pro forma weighted average shares outstanding                                                                          1,751
                                                                                                                    ========
(1) Stock-based compensation relates to the following:

    Cost of revenue                                        $     -       $      7                    $      4       $     19
    Production and content                                      27            456                         299          1,402
    Engineering and development                                  5             80                         143            427
    Sales and marketing                                         18            251                         305          1,263
    General and administrative                                  56            492                       1,146          2,021
                                                           -------       --------                    --------       --------
     Total                                                 $   106       $  1,286                    $  1,897       $  5,132
                                                           =======       ========                    ========       ========

See notes to condensed consolidated financial statements

                              Snowball.com, Inc.
          Condensed Consolidated Statements of Cash Flows (unaudited)
                                (in thousands)

                                                               Nine Months
                                                                  Ended
                                                              September 30,
                                                           --------------------
                                                             2001        2000
                                                           --------    --------
Cash flows from operations
  Net loss                                                 $(27,158)   $(53,317)
  Reconciliation to net cash used in operations:
    Depreciation and amortization                             6,404       5,532
    Non-cash restructuring and asset impairment charges       1,708         -
    Stock-based compensation                                  1,897       5,132
    Charitable contribution of common stock                     -         1,000
    Other non-cash expenses                                     247         630
    Changes in assets and liabilities:
      Accounts receivable                                     2,248      (1,472)
      Prepaid expenses and other assets                       1,125         198
      Accounts payable and accrued liabilities               (4,054)      3,832
      Accrued restructuring charges                              10         -
      Deferred revenue                                          462       1,043
                                                           --------    --------
Net cash (used in) operating activities                     (17,111)    (37,422)
                                                           --------    --------

Cash flow from investment activities
  Decrease in short-term investments                          1,341       2,889
  Acquisition of goodwill and intangible assets                 -        (6,050)
  Purchase of fixed assets                                     (532)     (8,859)
  Net refund on tenant improvement allowance                  1,143         -
                                                           --------    --------
Net cash provided by (used in) investment activities          1,952     (12,020)
                                                           --------    --------

Cash flow from financing activities
  Proceeds from issuance of common stock related to
    initial public offering, net                                -        62,033
  Proceeds from issuance (repurchase) of common and
    preferred stock, net                                        (84)      1,522
  Proceeds from equipment financing obligations                 -         1,526
  Payment of equipment financing obligations                 (1,236)     (1,113)
  Proceeds from borrowings                                      -        12,000
  Payment of borrowings                                         -       (12,400)
  Purchase of stock for treasury                               (935)        -
                                                           --------    --------
Net cash provided by (used in) financing activities          (2,255)     63,568
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents        (17,414)     14,126
Cash and cash equivalents at beginning of period             26,479      25,489
                                                           --------    --------
Cash and cash equivalents at end of period                 $  9,065    $ 39,615
                                                           ========    ========

See notes to condensed consolidated financial statements

                              Snowball.com, Inc.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The results of operations for the nine and three months ended September 30, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2001.

Our Board of Directors and stockholders authorized a one-for-six reverse stock split, in which one share of common stock was exchanged for every six shares of outstanding common stock. The effective date of the reverse split for trading on the Nasdaq Small Cap Market was September 24, 2001. This action follows our one-for-three reverse stock split that was effected March 6, 2001. All share and per share information presented in this form 10-Q have been adjusted for these splits.

2. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Snowball is an Internet media company that operates a network of destination web sites for members of Generation i ("Gen i"/TM/) and the companies that want to reach them. For these web-centric young adults, Snowball provides current content, relevant services such as e-mail and instant messaging, a forum for interacting with one another and access to third party merchandise. In addition to creating original content, we expand the breadth and depth of our content offerings by selectively offering affiliated web site content within our network. This network model enables us to build our traffic and brand rapidly, and to realize revenue in a variety of ways--through traditional online advertising and sponsorships, and by providing customer acquisition and audience development services to companies that target Gen i. Snowball also provides premium content to its audience on a subscription fee basis. We organize both our own web sites and affiliated web sites around networks that target different segments of Gen i, providing a demographic and lifestyle targeting mechanism for our marketing customers.

Revenue Recognition

Revenue is derived principally from short-term contracts for impression-based advertisements, including Flash, Unicast, and click-within advertising units as well as banners, buttons and textlinks. This revenue is recognized at the lesser of the straight-line basis over the term of the contract or the ratio of impressions delivered over total committed impressions, provided that we do not have any significant remaining obligations and collection of the resulting receivable is probable. To the extent that minimum committed impression levels or other obligations are not met, we defer recognition of the corresponding revenue until such levels are achieved.

                              Snowball.com, Inc.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

In accordance with SFAS 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Basic and diluted pro forma net loss per share, as presented in the condensed consolidated statements of operations for the nine months ended September 30, 2000, have been computed pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 98 and give effect to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance.

The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per common share (in thousands, except per share data):

                     Snowball.com, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                                                             Three months ended               Nine months ended
                                                                September 30,                    September 30,
                                                             2001         2000                 2001           2000
                                                           -------      --------             --------       --------
Net loss                                                   $(4,857)     $(14,123)            $(27,158)      $(53,317)
                                                           =======      ========             ========       ========
Basic and diluted:
  Weighted average shares of
   common stock outstanding                                  1,942         2,082                1,980          1,544
  Less: weighted average shares
   subject to repurchase                                       (76)         (198)                 (92)          (224)
                                                           -------      --------             --------       --------
  Weighted average shares used in
   computing basic and diluted
   net loss per share                                        1,866         1,884                1,888          1,320
                                                           -------      --------             --------       --------
Basic and diluted net loss per share                       $ (2.60)     $  (7.50)            $ (14.38)      $ (40.39)
                                                           =======      ========             ========       ========

Pro forma:
  Shares used in the above                                                                                     1,320
  Pro forma adjustment to reflect weighted
   effect of assumed conversion
   of convertible preferred stock                                                                                431
                                                                                                            --------
  Shares used in computing pro forma
   basic and diluted net loss per share                                                                        1,751
                                                                                                            --------
Pro forma basic and diluted net loss per share                                                              $ (30.45)
                                                                                                            ========

5. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

During the first six months of 2001, Snowball recorded $2.4 million in restructuring charges related to reductions in employees and early termination of operating leases for two buildings in Brisbane, California. There were no restructuring charges in the third quarter of 2001. Snowball expects that the actions taken during the first six months of 2001 will result in annualized compensation and related benefits savings of approximately $9.2 million and annualized facilities related savings of approximately $3.3 million. As of September 30, 2001, the balance of accrued restructuring charges was zero as all cash payments associated with our restructuring provisions have been made. Snowball believes that additional restructuring charges may be incurred in the future in connection with ongoing cost reduction efforts.

On a quarterly basis, Snowball performs an impairment assessment of its goodwill and other intangible assets recorded in connection with its various acquisitions. This assessment is based on the expected future cash flows from goodwill and intangible assets over their estimated remaining useful lives. During the second quarter of 2001, Snowball recorded an asset impairment charge of $1.6 million to write off the remaining net book value of goodwill and other intangible assets arising from our acquisition of Extreme Interactive Media, Inc. No impairment charges were recorded in the third quarter of 2001.

6. COMMITMENTS

In October 2000, Snowball relocated its headquarters to Brisbane, California and assumed a lease for three buildings with original lease terms on the buildings of 10, 11 and 12 years,

                              Snowball.com, Inc.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

respectively. In November 2000, the lease was amended to return two of the buildings to the landlord at the earlier of occupancy by a new tenant or October 8, 2001. The buildings were returned to the landlord in May and October of 2001 ending our associated liability under the lease. In the first quarter of 2001, remaining costs associated with these two buildings were included as restructuring charges (See Note 5).

Snowball originally obtained letters of credit totaling $5.1 million as security deposits associated with our facilities in Brisbane, California and New York. As of September 30, 2001, this amount had been reduced to $3.8 million due to the release of our lease liability from one building in Brisbane. In October 2001, this amount was further reduced to $2.3 million due to the release of our lease liability from a second building in Brisbane.

7. STOCKHOLDERS' EQUITY

In connection with the granting of certain stock options from April 1999 to February 2000, Snowball recorded an accumulated deferred compensation of approximately $14.1 million. Additional deferred compensation of $0.8 million was recorded in September 2000 due to the granting of repriced options to an officer which were early exercised and subject to repurchase provisions. Deferred compensation is adjusted quarterly for exercises, cancellations, terminations and accelerations and is amortized for financial reporting purposes over the vesting period of the options using an accelerated method with any adjustments charged as stock-based compensation expense. As of September 30, 2001, deferred compensation was $0.1 million.

Snowball has also issued to certain employees and consultants stock options that are subject to variable accounting. These grants require measurement for the difference between the exercise price of the option and the intrinsic value of the stock until the date the options are exercised, forfeited, or expire unexercised. Accordingly, additional compensation expense may be recorded in future periods due to the variable treatment of these options. Expenses associated with these issuances are charged to stock-based compensation.

Stock-based compensation expense for the three and nine quarters ended September 30, 2001 was $0.1 million and $1.9 million, respectively. Stock-based compensation for the three and nine quarters ended September 30, 2000 was $1.3 million and $5.1 million, respectively.

8. TREASURY STOCK

In December 2000, the Board of Directors authorized a stock repurchase program under which Snowball is authorized to repurchase up to 277,778 shares of our common stock in the open market for cash. Repurchases may be made from time to time at market prices and as market and business conditions warrant. No time limit has been set for the completion of the program. As of September 30, 2001, Snowball had repurchased 147,661 shares at an average purchase price of $6.33 per share.

9. INITIAL PUBLIC OFFERING

In March 2000, Snowball completed its initial public offering of 347,222 shares of common stock and realized proceeds, net of underwriting discounts, commission and issuance costs, of approximately $62.1 million.

                              Snowball.com, Inc.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


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

In June 2001, the FASB issued SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets." SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and intangibles deemed to have indefinite lives. Under a non-amortization approach, goodwill and intangible assets deemed to have indefinite lives will not be amortized into results of operations, but instead would be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The provisions of the Statements that apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by Snowball on January 1, 2002.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001.

Snowball is currently evaluating the impact that SFAS 141, 142 and 144 will have on its consolidated financial position and results of operations.

                                 Snowball.com


Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations

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

In addition to the creation of our own web site content, our relationships with our affiliates have been an important part of our business model. Affiliates bring new users and content to our networks and increase our consolidated page views. These relationships offer affiliates revenue opportunities and a package of integrated marketing services and support in exchange for the integration of their site and audience into our network and the use of their site for advertising, promotions and sponsorships. During 2001, we have reduced our dependence on affiliate content as well as the amount of expenses associated with these relationships.

To date, we have derived revenue principally from short-term contracts for impression-based advertisements, including Flash, Unicast and click-within advertising units, as well as banners, buttons and textlinks. Under these contracts, we provide advertisers with a number of "impressions," or a number of times a user will view their advertisements, for which we receive a fee. Advertising revenue is recognized at the lesser of the straight-line basis over the term of the contract or the ratio of impressions delivered over total committed impressions, provided that we do not have any significant remaining obligations and collection of the resulting receivable is probable. To the extent that minimum committed impression levels or other obligations are not met, we defer recognition of the corresponding revenue until such levels are achieved.

Revenue also includes fees from sponsorship, fixed slotting fees, variable lead generation, content licenses, commerce partnerships and other marketing programs under contracts in which we commit to provide our business customers with promotional opportunities and web site and editorial services in addition to traditional impression based advertising. These agreements typically provide not only for the delivery of advertising impressions on our web sites, but also exclusive placement on our networks, special content and promotional offers and the design and development of customized content or sites to enhance the promotional objectives of the advertiser or commerce partner. We generally receive a fixed fee and/or incremental payments for lead generation, customer delivery or traffic driven to the commerce partner's site. Revenue

                                 Snowball.com


that includes delivery of various types of impressions is recognized based on the lesser of the straight-line basis over the term of the contract or the ratio of average impressions delivered over the average total guaranteed impressions.

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

Since our inception we have never been profitable. Furthermore, due in part to the financial difficulties experienced recently by Internet and Internet-related companies and reductions in advertising budgets of companies that advertise on the Internet, we cannot assure you that our revenue will grow or that we will ever achieve or maintain profitability. We have experienced significant declines in our advertising revenue from Internet companies, which have been only partially offset by revenue from companies in more traditional lines of business. As our revenue declined, we responded by reducing the number of our affiliate relationships, number of employees and our operating expenses. Snowball anticipates that weakness in advertising demand will continue until overall business conditions improve and advertising expenditures rebound. Accordingly, we anticipate that we will incur additional operating losses at least through 2001. If we are unsuccessful in adapting to the needs of our advertisers and audience, it could have a material adverse effect on our business, operating results and financial condition.

                             Results of Operations

Revenue

Revenue was $2.1 million and $5.2 million for the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, revenue was $6.9 million and $16.0 million, respectively. This decline in revenue is primarily due to continued industry-wide weakness in the online advertising market and the associated decrease in marketing and advertising spending by this market segment. Specifically, many of our customers did not continue or renew their advertising and marketing programs with us this quarter, causing revenue to decline. This was only partially offset by revenue from new customers. To help compensate for this, we have recently broadened our product offerings including providing premium content on a subscription fee basis, and entering into strategic business partnerships which include technology and content licenses. We believe these broader ranges of products and business partnerships may help us to increase our revenue. These new products and business partnerships may take several quarters to produce significant results, if at all, and if they are not accepted by our customers, will not increase revenue.

Cost of Revenue

Cost of revenue consists primarily of expenses related to operating Snowball-owned web sites, guaranteed payments or the portion of revenue owed to our affiliates for advertising and marketing placed on their web sites, and costs of content and community tools. During the fourth quarter of 2000, we began to restructure our affiliate relationships. We expect this restructuring to better reflect the affiliates' relative size and importance to our business, and the cost/benefit of the relationships as we renegotiate, terminate and permit to expire many of the existing contracts.

For the three months ended September 30, 2001 and 2000, cost of revenue was $0.6 million and $3.0 million, respectively. For the nine months ended September 30, 2001 and 2000, cost of revenue was $2.6 million and $9.0 million, respectively. Gross margin increased to 72% and 63% for the three and nine months ended September 30, 2001, respectively, compared to a gross margin of 41% and 44% for the three and nine months ended September 30, 2000, respectively. The decline in cost of revenue and increase in gross margin primarily is attributable to the

                                 Snowball.com

reduction of affiliate costs due to our restructuring of affiliate relationships. At September 30, 2001, we had 90 affiliates compared to 313 at September 30, 2000.

Costs related to affiliates are expected to vary from period to period as we change or terminate our relationship with affiliates and as we expand or contract the portion of our total sites that are represented by affiliates versus those that we own and operate directly.

Operating Expenses

We categorize operating expenses into production and content, engineering and development, sales and marketing, general and administrative, stock-based compensation, amortization of goodwill and intangible assets and restructuring and asset impairment charges. Total operating expenses for the three months ended September 30, 2001 and 2000 were $6.5 million and $16.8 million, respectively, representing a 62% decline. Total operating expenses for the nine months ended September 30, 2001 and 2000 were $32.1 million and $61.5 million, respectively, representing a 48% decline. Excluding significant non-cash expenses--which include stock-based compensation, depreciation, amortization of goodwill and intangible assets and charitable contribution--and restructuring charges, operating expenses for the three and nine months ended September 30, 2001 decreased 66% and 60% as compared to the three and nine months ended September 30, 2000, respectively. Excluding significant non-cash expenses, operating expenses in all categories decreased primarily as a result of our headcount reductions and expense control efforts.

Production and content costs were $1.5 million and $2.4 million for the three months ended September 30, 2001 and 2000, respectively, and $5.7 million and $8.9 million for the nine months ended September 30, 2001 and 2000, respectively, each of which represents a decrease of 36%. The decrease in comparable periods is due primarily to the reduction of our editorial, artistic and production staff and efforts to reduce usage of freelance writers, artists and computer-related expenses for the creation of content for our web sites.

Engineering and development expenses were $1.5 million and $2.4 million for the three months ended September 30, 2001 and 2000, respectively, and $5.3 million and $7.2 million for the nine months ended September 30, 2001 and 2000, respectively, which represents a decrease of 40% and 26%, respectively. The decrease in comparable periods is due primarily to reduction of personnel, consulting and recruiting fees, which had been associated with the previous expansion of our development and programming efforts in 2000.

Sales and marketing expenses were $1.8 million and $8.2 million for the three months ended September 30, 2001 and 2000, respectively, and $8.8 million and $32.6 million for the nine months ended September 30, 2001 and 2000, respectively, which represents a decrease of 78% and 73%, respectively. The decrease in comparable periods is due primarily to the reduction of our advertising, marketing and branding activities, and decreases in our sales and marketing staff.

General and administrative expenses were $0.7 million and $1.4 million for the three months ended September 30, 2001 and 2000, respectively, which represents a decrease of 48%. This decrease is due primarily to the reduction in finance and administrative staff. General and administrative expenses for the nine months ended September 30, 2001 and 2000 were $3.3 million and $4.8 million, respectively, which represents a decrease of 31%. This is primarily due to a one-time non-cash contribution to a charitable foundation of 5,556 shares of our common stock in the first quarter of 2000, with a then fair value of $1.0 million.

Stock-based compensation expenses primarily represent the difference between the exercise price of options granted and the deemed fair value of the common stock underlying these options on the date of grant amortized on an accelerated basis over the vesting period of the options, which is generally four years, and the effects of stock option repricing. Stock-based compensation expenses were $0.1 million and $1.3 million for the three months ended September 30, 2001 and 2000, respectively, and $1.9 million and $5.1 million for the nine months ended September 30,

                                 Snowball.com


2001 and 2000, respectively, which represents a decrease of 92% and 63%, respectively. These decreases are due primarily to the accelerated method of amortization and to options forfeited upon employee departure. At September 30, 2001, we had deferred stock compensation of $0.1 million to be amortized over the remaining vesting period of the grants. Due to the repricing of certain stock option awards both in 2000 and during the nine months ended September 30, 2001, additional and substantial stock-based compensation costs may be incurred in future periods for these variable awards.

Amortization of goodwill and intangible assets was $0.8 million and $1.1 million for the three months ended September 30, 2001 and 2000, respectively, and $3.1 million and $2.9 million for the nine months ended September 30, 2001 and 2000, respectively, which represents a decrease of 23% and an increase of 7%, respectively. The decrease for the third quarter 2001 as compared to the third quarter of 2000 is due primarily to a lesser goodwill balance being amortized as a result of an impairment charge of $1.6 million recorded in the second quarter of 2001 against our 1999 acquisition of Extreme Interactive Media, Inc. The increase for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 is due primarily to the continued amortization of goodwill and intangible assets from acquisitions that occurred during 2000. Amortization of goodwill and intangible assets is over three years.

Restructuring and asset impairment charges for the nine months ended September 30, 2001 were $4.0 million. These expenses are comprised of restructuring charges, related to a reduction in employees and early termination of operating leases for two of our office buildings in Brisbane, California, and an impairment charge recorded against our 1999 acquisition of Extreme Interactive Media, Inc. No restructuring or asset impairment charges were recorded in the third quarter of 2001 or in the nine months ended September 30, 2000.

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

                        Liquidity and Capital Resources

Cash used by operations totaled $17.1 million during the first nine months of 2001 compared to $37.4 million during the first nine months of 2000. This decrease resulted primarily from the decrease in operating expenses during the first nine months of 2001 and the resulting decrease in net loss. Working capital at September 30, 2001 amounted to $7.4 million. Cash, cash equivalents and short-term investments at September 30, 2001 were $12.8 million.

Net cash provided from investment activities for the nine months ended September 30, 2001 was $2.0 million. This was due to a decrease of $1.3 million in short term investments, a net refund of $1.1 million on tenant improvements associated with our facilities in Brisbane, California and $0.5 million of capital equipment purchases.

In December 2000, the Board of Directors authorized a stock repurchase program under which Snowball is authorized to repurchase up to 277,778 shares of our common stock in the open market for cash. During the nine months ended September 30, 2001, Snowball repurchased approximately 148,000 shares at an average purchase price of $6.33 per share.

                                 Snowball.com

In March 2000, we raised net proceeds of approximately $62.1 million from an initial public offering of 347,222 shares of our common stock. The proceeds from this offering currently are being used for working capital and general corporate purposes, including network expansion, content development and sales and marketing. We have invested unused proceeds in short-term, interest-bearing, investment-grade securities. Prior to our initial public offering, we financed our operations primarily through private placements of preferred stock and borrowings under equipment lease lines and a credit facility.

In April and October 1999, we entered into equipment lease lines of credit totaling $5.0 million. These credit facilities have terms of three years and bear interest at the rate of 7.5% per year. In connection with these credit facilities, we issued warrants to the lessor to purchase 1,755 shares of our common stock at $57.00 per share and 1,172 shares of our common stock at $127.98 per share. The warrants have all been exercised. These credit facilities do not include any financial covenants.

In November 1999, we entered into a term loan agreement for up to an aggregate of $15.2 million. In connection with this loan agreement, we issued promissory notes to the lenders, which bear interest at the rate of 11% per annum, and warrants to purchase 15,000 shares of our common stock at an exercise price of $151.92 per share of which 6,400 have expired with the remaining warrants expiring in November 2002. In December 1999, $12.0 million of the loan was repaid and the note holders cancelled $3.0 million of indebtedness under the notes in exchange for shares of our Series C preferred stock at $60.00 per share. During the first quarter of 2000, we borrowed $12.0 million under this loan. The outstanding balance became due and was repaid upon consummation of our initial public offering.

We originally obtained letters of credit totaling $5.1 million as security deposits associated with our facilities in Brisbane, California and New York. As of September 30, 2001, this amount had been reduced to $3.8 million due to the release of our lease liability from one building in Brisbane. In October 2001, this amount was further reduced to $2.3 million due to the release of our lease liability from a second building in Brisbane.

Our capital requirements depend on numerous factors, including market acceptance of our products and services, the resources we allocate to developing our networks, our marketing and selling capabilities and maintenance of our brands. Since our inception we experienced substantial expenditures as we grew our operations and personnel. Although we have significantly reduced our costs beginning in the second quarter of 2000, we still have not achieved cash flow breakeven. Substantially all of the remaining capital raised in our initial public offering is expected to be used over the next year to operate our business and for working capital and capital expenditures. We will continue to evaluate possible acquisitions of, or investments in, complementary businesses, technologies, services or products. We believe that our available cash, cash equivalents and short-term investments and cash flows from operations will be sufficient to meet our anticipated needs for working capital and capital expenditures at least until the end of our fiscal year 2001. To meet our longer term liquidity needs, potentially including our needs in fiscal 2002, we may need to raise additional funds, establish additional credit facilities, seek other financing arrangements or further reduce costs and expenses. Additional funding may not be available on favorable terms, on a timely basis or at all.

                                 Risk Factors

Risks Related to Our Business

Our business model is unproven and may fail.

     We have a limited operating history upon which you can evaluate our business model and prospects and the merits of investing in our stock. We are also implementing an evolving and unpredictable business model. If our business model proves to be unsuccessful, the trading price

                                 Snowball.com

of our stock will fall and our business may fail. Our IGN and ChickClick networks began operating as divisions of Imagine Media in March 1997 and February 1998, respectively. We were incorporated in January 1999, and Imagine Media contributed the IGN and ChickClick assets to us in February 1999. We grew our traffic and content quickly through the use of an affiliate model as well as by adding new networks. However, our business model has changed as we have reduced our dependence on affiliate content, reduced the number of networks and implemented a new subscription model. Accordingly, our prospects and the merits of investing in our stock must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as Internet content and services.

We have a history of losses and expect to incur substantial net losses for the foreseeable future.

     We have incurred net losses since the formation of our business in January 1997. At September 30, 2001, we had an accumulated deficit of approximately $131.7 million. We may increase our operating expenses to expand our affiliate base, develop additional subscription offerings, develop additional networks, expand our sales and marketing operations, hire more salespersons, increase our marketing and promotional activities, develop and upgrade our technology and purchase equipment and leasehold improvements for our operations and network infrastructure. We also may incur costs relating to the acquisition of content, other businesses or technologies. Whether we increase expenditures or not, we may not generate sufficient revenue to offset our expenditures. As a result, we expect to incur significant operating losses on a quarterly basis for the foreseeable future, and may never be profitable. Even if we do achieve profitability, we might not be able to sustain profitability on a quarterly or annual basis in the future.

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

                                 Snowball.com

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

     We cannot forecast our revenue and operating results with precision, particularly because our products and services are relatively new and evolving, and our prospects uncertain. Further, the U.S. economy is much weaker now than it has been in recent history, which could have serious negative consequences for our business and operating results. If revenue in a particular period does not meet expectations, it is unlikely that we will be able to adjust our level of expenditures significantly for the same period. If our operating results fail to meet expectations, the trading price of our common stock would decline. Recently, our operating results have not met expectations and our stock price has significantly declined.

     We believe that period-to-period comparisons are not meaningful and are not indicative of future performance. We anticipate that the results of our operations will fluctuate significantly in the future as a result of a variety of factors, including: the long sales cycle we face selling advertising and promotions; seasonal trends in Internet usage, advertising placements and e-commerce; and other factors discussed in this section. Approximately one quarter of our revenue is generated from Internet-oriented companies that may experience greater variability in advertising spending. As a result, it is likely that in some future quarters or years our results of operations will fall below the expectations of securities analysts or investors, which would cause the trading price of our common stock to decline.

If we fail to maintain our relationships with affiliates, or incorporate new affiliates into our networks on a timely basis, our revenue would decline.

     We derive revenue primarily from advertisers who pay us to advertise on our networks because our networks attract a large number of visitors. We rely upon our key affiliates to generate a significant portion of the content that attracts visitors to our networks. If we lose these affiliates and cannot replace them with affiliates having comparable traffic patterns and user demographics, or if we fail to maintain or add affiliates to our networks on a timely basis, we would lose revenue. We could lose an affiliate if it were to:

  .  terminate or fail to renew its affiliate agreement with us;

  . be acquired by or otherwise form a relationship with one of our competitors;

  . demand from us a greater portion of revenue derived from advertisements placed on its web sites;

  .  seek to require us to make payments for access to its web sites; or

  .  cease business operations.

                                 Snowball.com

     We also may choose not to retain all of our affiliates or reduce our reliance on certain affiliates due to cost, change in our desired content, program objectives, or other reasons. If we change or terminate existing affiliate relationships, we cannot assure you that we will be able to retain the affiliates with whom we have changed our relationship or to attract new affiliates. In addition, we will likely face increasing competition for the content and services provided by current or potential affiliates. If we fail to continue to identify potential affiliates or fail to enter into agreements with new affiliates on a timely basis, our networks may lose their relevance to Gen i, we would lose advertising and promotional opportunities and our revenue would decline.

If our IGN network is unsuccessful, our revenue would decline substantially.

     IGN is a network of web sites that provide information and entertainment to Gen i men. We rely upon IGN for a substantial portion of our traffic, advertising revenue and subscription base. Specifically, IGN accounted for approximately 94% of our consolidated page views and 32% of our new subscriptions in September 2001, and approximately 33% of our registered users as of September 30, 2001 and a substantial portion of our revenue for the three and nine months ended September 30, 2001. If we are unable to anticipate changes in the interests, styles, trends or preferences of IGN's target audience, if we are unable to maintain our relationship with affiliates of IGN or incorporate new affiliates into the IGN network on a timely basis or if IGN otherwise loses traffic, our ability to generate advertising revenue would be impeded to an even greater extent than if any of those events occurred with respect to any of our other networks.

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

                                 Snowball.com

If we do not continue to attract and retain users we may not be able to compete successfully for advertisers and commerce partners, which would cause our revenue to decline.

     We currently derive substantially all of our revenue from advertisers and commerce partners who pay us to advertise on our networks, and our business model depends in part on increasing the amount of this revenue. The market for advertising revenue is highly competitive and demand has recently decreased significantly. We must continue to attract and retain users to compete successfully for advertising revenue. If we fail to attract and retain more users, our revenue would decline. Many of our current competitors, including Yahoo!, AOL, CNET, MSN, Terra Lycos and even some non-publicly traded companies, as well as a number of potential new competitors compete vigorously in this market. Many of these competitors have significantly greater editorial, financial, technical, marketing, sales and other resources than we do. Our competitors may develop content and service offerings that are superior to ours or achieve greater market acceptance than ours or may combine to achieve market dominance. Moreover, if our content and service offerings fail to achieve success in the short term, we could suffer an insurmountable loss in market share and brand acceptance.

Our current business strategy depends on a portion of our revenue being derived from subscriptions and if our users do not subscribe or do not renew their subscriptions, our revenue would decline.

In the second quarter of 2001, we began offering premium content and services to customers on a subscription fee basis. A significant amount of our revenue and cash receipts are derived from subscription services offered to our users. Many of our competitors offer content and services similar to ours at no charge. If users are unwilling to pay a subscription fee or if the content and services provided do not meet customer expectations, users may not utilize our sites and our traffic and revenue would decline.

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

     We depend on third parties for co-location of our data servers and cannot guarantee the security of our servers. Our primary servers currently reside in facilities in the San Francisco Bay area. Currently, these facilities do not provide the ability to switch instantly to another back-up site in the event of failure of the main server site. This means that an outage at one facility could result in our system being unavailable for at least several hours. This downtime could result in increased costs and lost revenues which would be detrimental to our business. Our primary Internet hosting provider, Exodus, filed for protection under Chapter 11 of the U.S. Bankruptcy Code in September 2001. We cannot predict the effect this may have on its ability to continue to provide reliable service. Further, while we are currently investigating alternative hosting providers, should Exodus no longer be able to provide services, we may not be able to migrate data in time to avoid disruption to our business which could cause revenue to decline.

                                 Snowball.com

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

     Competitors and others have in the past attempted, and may in the future attempt, to recruit our employees. We believe that we will incur increasing salary, benefit and recruiting expenses because of the difficulty in hiring and retaining employees.

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

     We have rapidly and significantly expanded and reduced our operations and anticipate that further change will be required to address potential market problems and opportunities. If we fail to manage this change effectively, we will be unable to operate our business effectively. From our incorporation in January 1999, our business grew from approximately 40 full-time employees to a peak of approximately 380 full-time employees in March 2000. This number has been reduced, through attrition and lay offs, to approximately 90 full-time employees as of October 2001. These rapid changes have placed, and we expect them to continue to place, a significant strain on our management, operational and financial resources. As part of these changes, we

                                 Snowball.com

may have to implement new operational and financial procedures and controls and expand, combine or eliminate existing networks and organizational structures.

If we are unable to identify or successfully integrate potential acquisitions and investments, we may not grow, our expenses may increase and our management's attention may be diverted from the operation of our business.

     Since our incorporation, we have acquired several businesses or the selected assets of other businesses and our growth strategy includes acquiring or making investments in complementary businesses, products, services or technologies in the future. If we are unable to identify suitable acquisition or investment candidates, we will not grow. Even if we do identify suitable candidates, we might not be able to make acquisitions or investments on commercially acceptable terms and on a timely basis. If we buy a business, we could have difficulty in assimilating that company's personnel, operations, products, services or technologies into ours. In fact, in 2001, we recorded an impairment charge for the unamortized value of the goodwill and intangible assets of one of our previous acquisitions.

We may have to litigate to protect our intellectual property rights, or to defend claims that we have infringed the rights of others, which could subject us to significant liability and be time consuming and expensive.

     Our success depends significantly upon our copyrights, trademarks, service marks, trade secrets, technology and other intellectual property rights. The steps we have taken to protect our intellectual property may not be adequate and third parties may infringe or misappropriate our intellectual property. If this occurs, we may have to litigate to protect our intellectual property rights. These difficulties could disrupt our ongoing business, increase our expenses and distract our management's attention from the operation of our business. We have not applied for the registration of all of our trademarks and service marks, and effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our content, services and products are made available online. If we were prevented from using our trademarks, we would need to re-implement our web sites and rebuild our brand identity with our customers, users and affiliates. This would increase our operating expenses substantially. Companies frequently resort to litigation regarding intellectual property rights. From time to time, we have received, and we may in the future receive, notices of claims of infringement by Snowball or one of our affiliates of other parties' proprietary rights. We may have to litigate to defend claims that we have infringed the intellectual property rights of others. Any claims of this type could subject us to significant liability, be time-consuming and expensive, divert management's attention, require the change of our trademarks and the alteration of content, require us to redesign our web sites or services or require us to pay damages or enter into royalty or licensing agreements. These royalty or licensing agreements, if required, might not be available on acceptable terms or at all. If a successful claim of infringement were made against us and we could not develop non-infringing intellectual property or license the infringed or similar intellectual property on a timely and cost-effective basis, we might be unable to continue operating our business as planned.

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

                                 Snowball.com

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

     In the past, we have derived, and we expect to continue to derive in the future, substantially all of our revenue from selling advertisements. However, the prospects for continued demand and market acceptance for Internet marketing solutions are uncertain. In particular, with the recent downturn of the U.S. economy, there has been a reduction of advertising and marketing spending and a negative public perception of on-line media companies, or "dot-com's" as well as technology companies in general. If advertisers do not continue or increase their usage of the Internet, our revenue might decline or we might not grow. Most advertising agencies and potential advertisers, particularly local advertisers, have only limited experience advertising on the Internet and may not devote a significant portion of their advertising expenditures to Internet advertising. Moreover, advertisers that have traditionally relied on other advertising media may not advertise on the Internet. In addition, advertising on the Internet is at a much earlier stage of development in international markets than it is in the United States and may not fully develop in these markets. As the Internet evolves, advertisers may find Internet advertising to be a less attractive or effective means of promoting their products and services relative to traditional methods of advertising and may not continue to allocate funds for Internet advertising. Many historical predictions by industry analysts and others concerning the growth of the Internet as a commercial medium have overstated the growth of the Internet and should not be relied upon. This growth may not occur or may occur more slowly than estimated. In fact, due to the current economic downturn, our advertising revenue has declined.

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

                                 Snowball.com

Because our revenue ultimately depends upon Internet usage generally as well as on our web sites, our business may suffer as a result of declines in rate of usage.

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

     If a party were able to penetrate our network security or otherwise misappropriate our users' personal information or credit card information, we could be subject to significant liability and expense. We may be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. Claims could also be based on other misuses of personal information, such as unauthorized marketing purposes. These claims could result in costly litigation. The Federal Trade Commission and state agencies have been investigating various Internet companies regarding their use of personal information. In 1998, the United States Congress enacted the Children's Online Privacy Protection Act of 1998. We depend upon collecting personal information from our customers and the regulations promulgated under this act have made it more difficult for us to collect personal information from some of our customers. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated. Furthermore, the European Union recently adopted a directive addressing data privacy that may limit the collection and use of information regarding Internet users. This directive and regulations enacted by other countries may limit our ability to target advertising or to collect and use information internationally.

Information displayed on and communication through our networks could expose us to significant liability and expense.

     We face possible liability for defamation, negligence, copyright, patent or trademark infringement and other claims, such as product or service liability, based on the nature and content of the materials published on or downloaded from our and our affiliate web sites. These types of claims have been brought, sometimes successfully, against Internet companies and print publications in the past, and the potential liability associated with these claims is significant. We could also be subjected to claims based upon the online content that is accessible from our web sites through links to other web sites or through content and materials that may be posted in chat rooms or bulletin boards. We do not verify the accuracy of the information supplied by third-party content providers, including affiliates. We also offer email services which may subject us to potential risks, such as liabilities or claims resulting from unsolicited email, lost or misdirected messages, illegal or fraudulent use of email or interruptions or delays in email service. The law in these areas is unclear. Accordingly, we are unable to predict the potential extent of our liability. Our insurance may not cover potential claims of this type, or may not be adequate to indemnify us for all liability that may be imposed.

                                 Snowball.com

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

                                 Snowball.com

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

     On May 31, 2001, we participated in an oral hearing before the Nasdaq Listing Qualifications Panel (the "Panel") to request a temporary exception from the Nasdaq Marketplace Rules concerning the bid price of our common stock and the market value of our public float so that our common stock would continue to trade on the Nasdaq National Market. The Panel notified us on July 23, 2001 that it would not continue to list our common stock on the Nasdaq National Market, but rather would transfer the listing of our common stock on July 25, 2001, under a temporary exception from its minimum bid price rule, from the Nasdaq National Market to the Nasdaq SmallCap Market. This temporary exception was to expire September 24, 2001. On October 2, 2001, the Panel notified us that as of September 27, 2001 Nasdaq implemented a general market moratorium on the minimum bid price and market value of public float requirements through January 1, 2002. Additionally, we were notified that our hearing had been closed and we would continue to be listed on the Nasdaq SmallCap Market.

     We cannot assure you that we will be able to meet or maintain all of the requirements for continued listing on the Nasdaq SmallCap Market in the future. If we do not meet the requirements, we expect that our common stock would be traded on the NASD Over-The-Counter Bulletin Board. If our common stock were to be delisted from the Nasdaq SmallCap Market, the liquidity of your investment would be diminished and the volatility of the trading price of our common stock would increase.

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

  .  public perception of Internet content and service companies;

  . announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

  .  changes in financial estimates or recommendations by securities analysts;

  .  additions or departures of key personnel;

  .  additions or departures of key customers; and

  .  failure to maintain minimum Nasdaq listing requirements.

                                 Snowball.com


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

     Our executive officers and directors and their affiliates together owned approximately 65% of our outstanding common stock as of September 30, 2001. Christopher Anderson, the chairman of our board of directors, owned approximately 47% of our outstanding common stock alone. As a result, these stockholders exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of control could disadvantage other stockholders with interests different from those of our officers, directors and their affiliates. For example our officers, directors and their affiliates could delay or prevent someone from acquiring or merging with us even if the transaction would benefit other stockholders.

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

     We had no foreign currency hedging or other derivative financial instruments as of September 30, 2001.

Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

     Not applicable

Item 2 - Changes in Securities and Use of Proceeds

     (d) Use of Proceeds

     Snowball completed the initial public offering of its common stock in March 2000. The managing underwriters in the offering were Goldman, Sachs & Co., Chase Securities, Inc. and FleetBoston Robertson Stephens, Inc. The 347,222 shares of the common stock sold in the offering were registered under the Securities Act on a Registration Statement on Form S-1 (No. 333-93487). The Securities and Exchange Commission declared the Registration Statement effective on March 20, 2000.

     The offering commenced on March 24, 2000 and terminated following the sale of all securities registered under the Registration Statement (excluding 52,083 shares of common stock reserved for issuance in connection with the exercise of the underwriters' over-allotment option). The initial public offering price was $198 per share for an aggregate initial public offering of $68.8 million.

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

Securities and Exchange Commission registration fee.................  $   22,770
NASD filing fee.....................................................       9,125
Nasdaq National Market filing fee...................................      95,000
Accounting fees and expenses........................................     500,000
Legal fees and expenses.............................................     600,000
Road show expenses..................................................      85,000
Printing and engraving expenses.....................................     370,000
Blue sky fees and expenses..........................................      10,000
Transfer agent and registrar fees and expenses......................      10,000
Miscellaneous.......................................................     298,105
                                                                      ----------
    Total...........................................................  $2,000,000
                                                                      ==========

                                 Snowball.com

     After deducting the underwriting discounts and commissions and the offering expenses, the estimated net proceeds to Snowball from the offering were approximately $62.1 million.

     From March 24, 2000 to September 30, 2001, we used the net proceeds from this offering for repayment of debt, investing in short-term, interest bearing, investment grade securities and general corporate purposes, including advertising and promoting our brands, maintaining our sales and marketing activities, purchasing fixed assets and improving our facilities.

     In addition, during the nine months ended September 30, 2001, we used approximately $0.9 million of the net proceeds from this offering to repurchase approximately 148,000 shares of our common stock under the terms of our stock repurchase program as approved by the board of directors in December 2000.

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

Item 3 - Defaults Upon Senior Securities

     Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

     We held a special meeting of stockholders on September 11, 2001. A description of the matters voted upon and the results of such meeting are set forth below:

                                                                          Votes                Votes                 Votes
                                                                           For                Against              Abstained
                                                                        ---------             -------              ---------
1.  Amendment to our cerfification of incorporation
     authorizing our Board of Directors, at their
     discretion, to elect to effect a reverse split of
     our common stock at an exchange ratio of:
      One-to-three....................................................   1,642,721              17,227                1,150
      One-to-four.....................................................   1,642,876              16,186                2,036
      One-to-five.....................................................   1,644,437              14,649                2,013
      One-to-six......................................................   1,642,182              16,836                2,081
      One-to-seven....................................................   1,642,060              16,950                2,089
      One-to-eight....................................................   1,641,990              17,066                2,043
      One-to-nine.....................................................   1,641,797              17,267                2,034
      One-to-ten......................................................   1,643,499              16,130                1,470

    There were no votes withheld or broker non-votes.

2.  Amendment of corporate name from
     "Snowball.com, Inc." to "Snowball, Inc.".........................   1,653,050               7,423                  626

    There were no votes withheld or broker non-votes.

                                 Snowball.com

Item 5 - Other Information

     Shareholder approval was obtained at our special meeting of stockholders on September 11, 2001, which authorized our Board of Directors, at their discretion, to elect to effect a reverse stock split of our outstanding common stock in a range between one-to-three and one-to-ten. Accordingly, the Board authorized a one-for-six reverse stock split which became effective September 24, 2001. This action follows our one-for-three reverse stock split which was effected March 6, 2001. All share and per share information presented in this form 10-Q have been adjusted for these splits.

     Shareholder approval was obtained at our special meeting of stockholders on September 11, 2001, to amend our corporate name from "Snowball.com, Inc." to "Snowball, Inc.". Snowball has filed with the state of Delaware to effect this name change; however, as of the date of this 10-Q, our request has not yet been approved. Snowball has filed for a fictitious business name in San Mateo County and is currently doing business as "Snowball."

     On May 31, 2001, we participated in an oral hearing before the Nasdaq Listing Qualifications Panel (the "Panel") to request a temporary exception from the Nasdaq Marketplace Rules concerning the bid price of our common stock and the market value of our public float so that our common stock would continue to trade on the Nasdaq National Market. The Panel notified us on July 23, 2001 that it would not continue to list our common stock on the Nasdaq National Market, but rather would transfer the listing of our common stock on July 25, 2001, under a temporary exception from its minimum bid price rule, from the Nasdaq National Market to the Nasdaq SmallCap Market. This temporary exception was to expire September 24, 2001. On October 2, 2001, the Panel notified us that as of September 27, 2001 Nasdaq implemented a general market moratorium on the minimum bid price and market value of public float requirements through January 1, 2002. Additionally, we were notified that our hearing had been closed and we would continue to be listed on the Nasdaq SmallCap Market.

Item 6 - Exhibits and Reports on Form 8-K

  (a)  Exhibits

       3.01  Registrant's Amended and Restated Certificate of Incorporation.

       3.02  Registrant's Amended Bylaws.

  (b)  Reports on Form 8-K

       None

                                 Snowball.com

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      SNOWBALL.COM, INC.

Date: November 13, 2001               By /s/ Mark A. Jung
      -----------------                  ----------------------
                                         Mark A. Jung
                                         Chief Executive Officer and Director


Date: November 13, 2001               By /s/ James R. Tolonen
      -----------------                  ----------------------
                                         James R. Tolonen
                                         Chief Financial Officer, Chief
                                         Operating Officer and Director