Form 10-K
period 2001-12-31
SNOWBALL COM INC
filed 2002-03-29
CIK 1101547

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

  [x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934.

                   For the fiscal year ended December 31, 2001

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
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

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

                          COMMON STOCK $0.001 PAR VALUE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) whether the registrant has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of such shares on February 28, 2002 as reported on the Nasdaq SmallCap Market, was approximately $ 4,346,993.

As of February 28, 2002, there were 1,813,849 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the registrant's May 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this annual report on Form 10-K.

                               SNOWBALL.COM, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                        Page No.

PART I.

     Item 1.  Business                                                         1
     Item 2.  Properties                                                       9
     Item 3.  Legal Proceedings                                                9
     Item 4.  Submission of Matters to a Vote of Security Holders              9
     Item 4A. Executive Officers                                               9

PART II.

     Item 5.  Market for Registrant's Common Equity and Related
              Stockholder Matters                                             11
     Item 6.  Selected Consolidated Financial Data                            11
     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             14
     Item 7A. Quantitative and Qualitative Disclosures About
              Market Risk                                                     36
     Item 8.  Consolidated Financial Statements and Supplementary Data        37
     Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                             61

PART III.
     Item 10. Directors and Executive Officers of the Registrant              61
     Item 11. Executive Compensation                                          61
     Item 12. Security Ownership of Certain Beneficial Owners
              and Management                                                  61
     Item 13. Certain Relationships and Related Transactions                  61

PART IV.
     Item 14. Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                                             61

Signatures                                                                    64

Snowball, IGN, IGNinsider, IGN Unplugged, IGN Arena, Gen i, ChickClick and their respective logos are the trademarks of Snowball.com, Inc. All other trademarks or trade names appearing elsewhere in this annual report are the property of their respective holders.

FORWARD-LOOKING STATEMENTS

      Certain statements contained in this annual report on Form 10-K that are not statements of historical facts are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on beliefs of management, as well as assumptions made by and information currently available to management. Such statements are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. All statements, other than statements of historical fact, included in this annual report on Form 10-K regarding our strategy, future operations, financial position, estimated revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. Words such as "may," "will," "should," "anticipates," "projects," "predicts," "expects," "intends," "plans," "believes," "seeks" and "estimates" and variations of these words and similar expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are only predictions and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks, uncertainties and assumptions referred to above include our unproven business model, history of losses, prospects for obtaining additional financing, concentration on our IGN network, and other risks that are described from time to time in our Securities and Exchange Commission reports, including but not limited to the items discussed in "Risk Factors" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 in this report. We assume no obligation and do not intend to update these forward-looking statements.

                                     PART I

Item 1. BUSINESS

      Snowball's IGN network, is one of the Internet's leading gaming and entertainment destinations for Gen i(TM). We define Gen i as young adults, primarily 13 to 30 years of age, who regularly use the Internet. As an Internet media property, we sell advertising, marketing and commerce programs to companies that wish to reach this audience for branding, education or sales of their products and services. Additionally, we sell rights to access certain of our content to our web site visitors on a subscription fee basis. We serve our audience by providing editorial content, relevant services, a forum for interacting with one another and access to third party merchandise. We serve our advertising and marketing customers by providing access, targeting and communication to our audience, and relevant contextual integration for customer products, services and messages. We serve our subscribers, IGNinsiders(TM), by providing premium content and services. In addition to creating original content, we expand the breadth and depth of our content offerings by linking web sites to our network. We had approximately 55 affiliated web sites as of December 31, 2001.

      We organize both our own web sites and affiliated web sites around networks and channels that target different segments of the Gen i audience. Currently, our networks are:

      . IGN Games, which contains separate channels for all the different gaming platforms, as well as separate channels for codes and guides; and

      . IGN Entertainment, which contains separate channels covering DVDs, male lifestyle, gear, movies and sci-fi.

      In response to the difficult market conditions of 2001, we chose to focus on our core strengths, and in the fourth quarter of 2001, curtailed operations of our HighSchoolAlumni and our

ChickClick networks to focus solely on our largest network, IGN. In January 2002, we sold our HighSchoolAlumni network.

      In addition to our own networks, we have used our proprietary publishing technology to produce two web sites for InterAct Accessories, one of the leading providers of gaming accessories. The sites, called GameShark.com and GameSharkGear.com, offer visitors multiple features, including discussion boards, search capabilities and contests.

      By offering targeted access to a large audience with attractive demographic characteristics, we seek to generate marketing and advertising revenue in a variety of forms. These include promotions and sponsorships with negotiated financial terms, slotting and lead-generation fees from merchants that seek preferential placement on our sites, and sales of impression based advertising, both traditional and contextual. In addition, we offer our customers opt-in registration, e-mail and newsletter programs to reach our audience directly, content licensing and full-service hosting and editorial production. During 2001, we also began offering subscriptions for premium content to our site visitors.

      According to Jupiter Media Metrix, U.S. male Internet users between the ages of 13 and 34 currently number approximately 22 million, and account for approximately 21% of all U.S. Internet users. According to a November 2001 report by the Audit Bureau of Circulations, IGN attracted more than 8.3 million unique visitors per month who viewed approximately 300 million page impressions. In December 2001, Jupiter Media Metrix reported that IGN was ranked number one among gaming information sites based on unique visitors. As of December 31, 2001, our IGN network had over 4.3 million registered users and of these users, over 30,000 had joined our IGNinsider paid subscription program.

The Snowball Strategy

      Our goal is to be the Internet's preeminent gaming and entertainment destination for Gen i and to be the partner of choice for the companies that want to reach this audience. Our strategy includes:

      . Building and developing our network. We will continue to develop our network by increasing the depth of content, services and product offerings arranged around the appropriate focus of each network or channel.

      . Offering a range of value-added services to attract new and retain current subscribers. In order to further entice new subscribers, we continue to implement a variety of features in the subscription area that provide unique benefits to the paid subscriber versus the non-paying visitor. Some of the features that we have added exclusively to the subscription area since the beginning of the fourth quarter of 2001 include the following: unique articles and reviews; time-locked articles and reviews made available to IGNinsiders first for a period of time before being released to the general public; access to IGN Unplugged(TM), a monthly online magazine; unlimited access to file and downloads as opposed to restricted access for non-subscribers; an online multi-player game, called IGN Arena(TM); and message board access. We have also expanded the variety of payment options made available to IGN's user base. In addition to accepting subscription payments by check and credit card we recently began accepting PayPal online currency and cash. We also offer sponsored subscription opportunities in which IGN users are offered free subscriptions in exchange for acquiring or signing up for a third party sponsor's product.

      . Offering a range of value-added services to attract, retain and develop affiliated web sites. We intend to continue to attract and retain select affiliates by identifying small and developing web sites early and by offering them a mutually beneficial agreement to increase their marketing capabilities and to expand their reach. Additionally, we will continue to solicit and respond to affiliate and user feedback to refine the services we provide. These services will assist us in incubating new web sites and networks to supplement our content and service offerings. We will also modify, terminate or not renew contracts with affiliates where we do not perceive that a beneficial relationship exists.

      . Promoting affinity and community across all networks and affiliates to increase the amount of time which users spend on our networks. We intend to continue to develop the community tools and services we provide to increase the time that users spend on our sites, as well as increase the frequency of their visits. We will continue to incorporate those services into our networks that appeal to Gen i, such as e-mail, instant messaging, chat rooms, bulletin boards, personalized home pages and polling, to keep them actively engaged in both content and communication. In some cases we are able to derive revenue or reduce service-offering costs from partnerships with companies that provide these services to us.

      . Being the premier partner for marketing, advertising and commerce directed at Gen i. By creating a branded gaming and entertainment network, whose channels focus on a variety of discrete subjects of interest to Gen i, and by remaining a premier online destination for Gen i, we intend to offer potential advertisers and other customers valuable opportunities to reach targeted segments of this demographic. By providing impression-based advertisements (Flash, Unicast and click-within advertising units, as well as banners, buttons, text links), sponsorships and slotting opportunities, e-mail lists, newsletter advertising, opt-in registration data, content licensing and outsource editorial and publishing services, we can offer customized marketing programs for companies wanting to address this market. Additionally, we will continue to develop opportunities for merchants to sell selected merchandise through e-commerce partnerships.

      . Pursuing strategic alliances and acquisitions that increase content, traffic and revenue opportunities. We intend to selectively develop strategic alliances to incorporate additional content or services on our networks, to derive additional traffic from the resulting co-branding effects and to drive new methods of revenue generation. For example, we entered into two significant partnerships during 2001 with InterAct Accessories and CompUSA. The InterAct partnership involves an integrated marketing contract and a custom publishing contract, in which we have taken over responsibility for creating and maintaining two of InterAct's web sites using our propriety online publishing system. The CompUSA partnership is a strategic integrated marketing, contract licensing and retail contract. CompUSA is now IGN's video and computer games and gaming accessories retail partner. The partnership not only features promotions online, but also throughout CompUSA's 218 offline stores. In selecting our partners, we will strive to ensure the integrity of our own brand identity with Gen i. Additionally, where strategically appropriate, we intend to acquire selected web sites, affiliates and businesses that complement our existing networks.

Content and Networks

      We believe that the large number of Gen i users who visit our networks do so for the compelling content contained on the web sites that make up each network. This content is derived from three sources: our in-house editorial staff, freelance writers and our affiliates. As of December 31, 2001, our editorial staff consisted of approximately 20 professional in-house writers, 20 freelance writers and we had approximately 55 affiliated web site relationships.

      In response to the difficult market conditions of 2001, we chose to focus on our core strengths, and in the fourth quarter of 2001, curtailed operations of our ChickClick network and our HighSchoolAlumni network which we sold in January 2002. We now focus solely on our largest network, IGN.

      IGN is a network of web sites focusing on games, entertainment and lifestyle for Gen i. IGN provides current editorial coverage of games, science fiction, movies and television. IGN targets three distinct interest groups through the following channels: IGN Games, IGN Entertainment and IGN for Men. IGN Games provides reviews and previews of games for personal computers, Playstation, XBox, GameCube and other video game consoles. IGN Entertainment provides editorial content on science fiction, movies, television, books, electronic gear and toys. IGN for Men offers content focusing on the lifestyles of young men. Our IGN network offers numerous features and services to keep its users engaged, including e-mail, discussion boards, contests and promotions, weather, horoscopes and search capabilities. IGN also offers slots to partners seeking to sell products and services online.

Custom Publishing

      In addition to our own networks, we have used our proprietary publishing technology to produce two web sites for InterAct Accessories, one of the leading providers of gaming accessories. The sites, called GameShark.com and GameSharkGear.com, offer visitors multiple features, including discussion boards, search capabilities, contests, and a zip code-based retail store finder.

Revenue Sources

      Our business model provides our customers with a wide range of advertising and marketing programs to reach our Gen i audience. These programs include impression-based advertisements, including Flash, Unicast and click-within advertising units, as well as banners, buttons, and textlinks; sponsorships, fixed slotting fees, variable lead generation, content licenses, commerce partnerships and other marketing programs. We also provide premium content and services to our audience on a subscription fee basis.

      For the years ended December 31, 2001, 2000 and 1999, our various advertising and marketing programs represented approximately 92%, 99% and 100% of our revenue, respectively.

Advertising and marketing programs

      Our strategy is focused in part on generating a majority of our advertising revenue from sponsors and merchants seeking an integrated and cost-effective means to reach Gen i on the Internet. We derive a significant portion of our advertising revenue from impression-based advertisements that are displayed on pages throughout our networks. From each of these, viewers can hyperlink directly to the advertiser's own web site, thus providing the advertiser the opportunity to interact directly with a potential customer. Under these contracts, we sell fixed placements over time or we guarantee advertisers a minimum number of impressions for which we receive a fixed fee. We believe that we are a leader in offering new and evolving web-based advertising units and programs, which helps our customers to achieve higher awareness and recognition with Gen i.

      Our sponsorship arrangements are designed to achieve broad marketing objectives such as brand promotion, brand awareness, product introductions and online research. To help sponsors achieve these goals, we develop individually tailored sponsorship programs that may include any combination of impression based advertisements, promotions, contests, sponsorships of specific categories and direct merchandise slotting opportunities. We also develop content to support the marketing initiatives of advertisers. In addition, sponsors may communicate with their customers on our message boards and through chats, and may gain insights into their customers' preferences and buying habits through polls and special events. Sponsorships allow us to cater to the specific goals of advertisers in the areas of impressions, product research, market research, new product launches, list development, product information, repositioning, new account openings, lead generation and transactions. Our sponsorship agreements generally have terms of up to one year with revenue based upon contract duration.

      We also generate revenue by selling premier placement of advertisements on our web sites to merchants interested in targeting Gen i. These arrangements provide merchants with exclusive placement on our networks, exposure through impression based advertising, special content and promotional offers in exchange for which we collect a fixed fee and/or incremental payments for visitors forwarded to the advertiser's site. In addition to helping merchants attract customers, these retailing opportunities can also be used to identify valuable purchasing trends, which in turn can be used in future advertising and commerce and to develop additional targeted content.

      During the year ended December 31, 2001, no one customer accounted for more than 10% of our total revenue.

Subscriptions

      In the second quarter of 2001, we began offering subscriptions for premium content and services on our IGN and HighSchoolAlumni networks. For the year ended December 31, 2001, approximately 5% of our revenue was from subscriptions. Because subscriptions revenue is amortized over the subscription period (generally one month to three years), at year end we had approximately $700 thousand of unrecognized deferred subscription revenue on our balance sheet. At December 31, 2001, we had over 30,000 subscribers on our IGN network and over 40,000 on our HighSchoolAlumni network. During January 2002, we sold our HighSchoolAlumni network.

Sales

      As of December 31, 2001, we had a direct sales organization of 11 sales professionals. Our sales team consults regularly with advertisers and agencies on design and placement of advertisements, sponsorships and promotions across our networks. We also have several sales professionals who concentrate primarily on strategic sponsorships and promotions, seeking to establish relationships with senior level executives and to develop larger partnership packages linking our users with the partner's brand. In addition, several individuals in our product marketing group work directly with advertisers who wish to develop user opt-in registration or call- to-action programs on a fee-per-user or per-action generated basis.

      At December 31, 2001, we also had 8 sales support and advertising operations staff who provide advertisers with information and expertise intended to help them market their products and services more effectively to Gen i. We currently have sales offices in New York City, Brisbane and Los Angeles.

Marketing

      During the first half of 2000 we targeted potential advertising customers in a variety of online and offline media, including newspapers, print magazines, outdoor locations such as commuter rail lines and bus tails, and online sites. During the second half of 2000 through 2001, as Snowball and its brands became more recognized and we initiated cost reduction programs to reduce our operating losses, most of our marketing initiatives were eliminated. Despite these decreased initiatives, page views on our IGN network continue to be significant which we believe is due to the viral nature of our audience and the expanding gaming market.

      We also engage in ongoing media and public relations campaigns with business and financial contacts and key industry analysts. Our public relations efforts are a key component of our overall marketing and brand awareness strategy. We plan to continue to develop a media outreach program based on market research that we organize and conduct with third parties. Our IGN network also manages tradeshow attendance, public relations activities targeted to the consumer press to encourage publicity on new channels, affiliates, services and partners. The primary purpose of our public relations activities is to increase our share of each network's target audience and increase overall visibility of the IGNnetwork to customers and potential customers.

      In addition, as of December 31, 2001, we had 10 employees in investor and public relations, creative services and product management.

Technology

      Our web site hosting infrastructure is co-located at our headquarters in Brisbane and at Exodus Internet Data Center in Santa Clara, California. Exodus is responsible for providing us with a high-speed, scalable, fault-tolerant Internet connection, clean power and physical security. Exodus, now a Cable and Wireless Services company, filed for protection under Chapter 11 of the U.S. Bankruptcy Code in September 2001. We cannot predict the effect this may have on its ability to continue to provide reliable service. Further, while we are currently investigating alternative hosting providers, should Exodus no longer be able to provide services, we may not be able to migrate data in time to avoid disruption to our business which could cause revenue to decline. Packaged software enables full text search, bulk e-mail delivery, web serving and traffic analysis. We developed our membership, personalization, advertising delivery and community software using standard application servers and Oracle database systems. Our advertising selection and management system is DoubleClick's NetGravity software. We have developed traffic analysis software to compute industry-standard and advanced metrics. We also host a small number of our affiliates on our servers.

      Our editorial infrastructure is located at our headquarters in Brisbane and at Exodus. We internally developed our editorial, publishing and certain user services software. We believe this software gives us a strategic advantage in allowing a rapid and standardized approach to collecting, storing, and using a variety of content and services from a variety of sources. We may also quickly reconfigure page layout to reflect editorial and advertising standards, changing layout, and preferences across our networks. We believe our hosting and editorial networks are fault-tolerant, scalable and economical.

      Our significant non-derivable data is presently split between a storage array at our headquarters in Brisbane and a storage array at Exodus, or in backup data stored off-site.

Competition

      The demand for Internet advertising revenue has recently decreased significantly. Moreover, the market for Internet users and online advertisers is highly fragmented, rapidly changing and characterized by thousands of competitors. With no substantial barriers to entry, we believe that the number of Internet companies competing for web-based advertising revenue will increase greatly in the future. We also provide certain of our content and services to our customers on a subscription fee basis while many of our competitors offer similar content and services at a lesser fee or free of charge. Companies or sites that are primarily focused on targeting Gen i online include MTV.com, Warner Bros. Online (Entertaindome), Electronic Arts, TheGlobe.com, and Alloy Online, Inc. In addition to these direct competitors, we will likely face competition in the future from:

      .     game and entertainment producers, wholesalers and retailers;

      .     developers of web directories;

      .     search engine providers;

      .     content sites;

      .     commercial online services;

      .     sites maintained by Internet service providers; and

      . other entities that establish a community on the Internet by developing their own competing content or purchasing one of our competitors.

      We also could face competition in the future from traditional media companies, a number of which, including Time Warner, CBS and NBC, have recently combined with, made acquisitions of, or made investments in significant Internet companies. Finally, we compete for advertisers and advertising revenue with traditional forms of media, such as newspapers, magazines, radio and television.

      Many of our current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and larger existing customer bases than we do. These competitors are able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising pricing policies, can offer content and services similar to ours at a lesser or no charge to users, and make more attractive offers to potential employees, distribution partners, commerce companies, advertisers and third-party content providers. Further, these competitors may develop communities that are larger or more desirable than ours or that achieve greater market acceptance than ours. In addition, many of our current advertising customers and strategic partners also have established collaborative relationships with certain of our competitors or potential competitors and other frequently visited web sites. Accordingly, we cannot assure you that:

      . we will be able to sustain our traffic levels or retain our advertising customers;

      . competitors will not experience greater growth in traffic as a result of strategic collaborative relationships that make their web sites more attractive to advertisers;

      .     we can grow or sustain the number of our subscribers; or

      . our strategic partners will not sever or will renew their agreements with us.

      We believe that the primary competitive factors in attracting and retaining users are:

      .     quality of content and services;

      .     brand recognition;

      .     user affinity and loyalty;

      .     demographic focus;

      .     variety of value-added services;

      .     proper pricing of subscriptions; and

      .     critical mass of our audience and subscribers.

      We believe that the principal competitive factors in attracting and retaining online advertisers are:

      .     the amount of traffic on a web site;

      .     the size of our paid subscriber base;

      .     brand recognition;

      .     the demographic characteristics of a site's users;

      .     the ability to offer targeted audiences;

      .     the duration of user visits;

      .     cost-effectiveness; and

      . a variety of advertising and marketing programs from which our customers may choose.

      We cannot assure you that we will be able to compete successfully against our current or future competitors. Competitive pressures faced by us may have a material adverse effect on our business, our financial condition and the results of our operations.

Proprietary Rights and Licensing

      We regard our copyrights, trademarks, service marks, trade secrets, technology and other intellectual property rights as important to our success. In particular, we rely upon our domain names and trademarks to increase brand awareness among our users and advertisers. We currently have registered approximately 150 domain names, including all names currently in use across our networks. "Snowball," "IGN," "IGNinsider", "IGN Unplugged", "IGN Arena", "Gen i", and "ChickClick" are trademarks of ours. Our trademarks will remain in effect indefinitely, but only to the extent that we continue to use them in commerce. We have not applied for the registration of all of our trademarks and service marks and may not be successful in obtaining the trademarks and service marks that we have applied for. We have not applied for any patents.

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

Employees

      As of December 31, 2001, we had a total of 76 full-time employees, including 24 in sales and marketing, 12 in engineering, 27 in production and content and 13 in administration and finance. This is significantly less than our December 31, 2000 full-time employee count of 243, which included 109 in sales and marketing, 36 in engineering, 77 in production and content and 21 in administrative and finance, mainly due to several reductions in force that were enacted throughout the year in efforts to reduce costs. Other than as described in our Proxy Statement for our May 2002 Annual Meeting of Stockholders, none of these individuals is bound by an employment agreement. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

Item 2. PROPERTIES

      Our principal editorial, sales, marketing, development and administrative offices occupy one building in Brisbane, California. In March 2002, we amended our lease for this facility whereby our square footage decreased from 66,002 to 13,606 and our monthly rents decreased proportionately. Additionally, our committed lease term was reduced from an original end date of September 2012 to February 2004. We believe that this one building will be adequate for our needs in the foreseeable future. We also lease sales and support offices in New York, Los Angeles and Connecticut. With respect to our New York sales office, we are currently seeking alternative lease arrangements as we believe our space exceeds our present needs.

      We originally leased two other buildings in Brisbane comprising an additional 180,000 square feet with original terms of 10 and 11 years from October 2000. The terms on these additional buildings were amended to cease in May and October 2001, therefore ending our associated liabilities under these leases.

Item 3. LEGAL PROCEEDINGS

      We are not a party to any material legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of 2001.

ITEM 4A. EXECUTIVE OFFICERS

      The following table presents information regarding our executive officers as of December 31, 2001:

Name                    Age  Position

Mark A. Jung            40   Chief Executive Officer and Director

Richard D. Boyce        39   President

James R. Tolonen        52   Chief Financial Officer, Chief Operating Officer,
                             and Director

Teresa M. Crummett      41   Vice President, Corporate Marketing and
                             Chief Marketing Officer

Kenneth H. Keller       44   Vice President, Engineering

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

      James R. Tolonen has served as our Chief Financial Officer and Chief Operating Officer since October 1999, as a director since November 1999. Prior to joining us, from November 1998 to October 1999, Mr. Tolonen served as an advisor and board member to several private companies. From August 1996 to October 1998, he served as a director of Cybermedia, Inc., a software product service and support company, and as its President and Chief Operating Officer from May 1998 to October 1998. From June 1989 to April 1998, he served as Senior Vice President and Chief Financial Officer of Novell, Inc., a computer network and software company. Mr. Tolonen holds a Bachelor of Science degree in mechanical engineering and a Master of Business Administration from the University of Michigan. Mr. Tolonen is also a certified public accountant.

      Teresa M. Crummett served as our Chief Marketing Officer from February 2001 to January 2002, and as Vice President, Corporate Marketing since March 1999. From January 1999 to March 1999, she served as a consultant to us. Ms. Crummett's employment with Snowball terminated January 11, 2002. Prior to joining us, from August 1997 to December 1998, she was a self-employed business consultant. She served as a Director of Corporate Marketing at CyberCash, Inc., an electronic commerce company, from January 1996 to August 1997. From July 1995 to December 1995, Ms. Crummett again worked as a self-employed business consultant. From April 1994 to June 1995, she served as Vice President, Direct Marketing of Interactive Network, Inc., an interactive television company, and from December 1993 to March 1994, she served as a business consultant to Time Warner, a worldwide media company. From March 1992 to November 1993, Ms. Crummett served as Director of Marketing of Walt Disney Company, a diversified worldwide entertainment company. Ms. Crummett holds a Bachelor of Arts degree in government from Harvard University and a Master of Business Administration from Stanford University.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Since July 25, 2001, our common stock has been traded on the Nasdaq SmallCap market under the symbol "SNOW." From March 20, 2000, to July 24, 2001, our common stock was traded on the Nasdaq National Market under the same symbol. Prior to March 20, 2000, there was no public market for our common stock. Our stock was moved from the Nasdaq National Market to the SmallCap Market due to our failure to maintain Nasdaq National Market minimum listing criteria. The following table sets forth, for the periods indicated, the high and low closing sales prices per share of the common stock as reported on the Nasdaq National Market and Nasdaq SmallCap Market during the applicable periods, as adjusted for our one-for-three and one-for-six reverse stock splits, which were effective March 6, 2001 and September 24, 2001, respectively:

                                                                                                  Quarter End
                                                             High                Low           Closing Bid Price
                                                          ----------          ----------       -----------------
2000
----
First Quarter (from March 20, 2000)                        $ 275.63            $ 181.13            $ 181.13
Second Quarter                                             $ 168.75            $  65.25            $  87.75
Third Quarter                                              $  85.50            $  25.88            $  25.88
Fourth Quarter                                             $  28.69            $   3.38            $   7.88

2001
----
First Quarter                                              $  19.13            $   2.06            $   2.06
Second Quarter                                             $   4.80            $   1.69            $   2.76
Third Quarter                                              $   3.00            $   1.15            $   1.17
Fourth Quarter                                             $   4.52            $   0.90            $   3.30

      On February 28, 2002, the closing price of our common stock was $7.03 per share. There were approximately 159 holders of record of our common stock as of February 28, 2002, although there are a greater number of beneficial holders.

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

      The following consolidated statement of operations data for each of the five years ended December 31, 2001, and the consolidated balance sheet data as of the years then ended are derived from our audited consolidated financial statements and those of our predecessor division of Imagine Media. From our inception as a division of Imagine Media in January 1997 through our incorporation on January 6, 1999, our financial statement information is presented on a carved-out basis derived from the historical books and records of Imagine Media. Imagine Media's corporate accounting systems were not designed to track cash receipts and payments and liabilities on a division-specific basis. For 1997, 1998 and for the period from January 1, 1999 through our date of incorporation on January 6, 1999, our financial statements include all revenue and expenses directly attributable to Snowball, including an allocation of the costs of facilities, salaries, and employee benefits based on relative headcount. Additionally, incremental administrative, finance and management costs have been allocated to Snowball. All of the allocations reflected in the 1997, 1998 and 1999 statements are based on assumptions that management believes are reasonable under the circumstances. However, these allocations and estimates are not necessarily indicative of the costs that would have resulted if Snowball had operated on a stand-alone basis.

                                                                           Year ended December 31,
                                                      ------------------------------------------------------------------
                                                         2001          2000          1999          1998          1997
                                                      ----------    ----------    ----------    ----------    ----------
                                                                    (in thousands, except per share data)
Consolidated Statements of
     Operations
Revenue                                               $    9,687    $   21,242    $    6,674    $    3,256    $      927
Cost of revenue                                            2,961        11,852         4,316         1,322           171
                                                      ----------    ----------    ----------    ----------    ----------
     Gross profit                                          6,726         9,390         2,358         1,934           756
Operating expenses:
     Production and content                                7,027        11,842         6,610         1,599           628
     Engineering and development                           6,407         9,454         5,084           329            65
     Sales and marketing                                  10,122        38,378        20,393         2,592           836
     General and administrative                            4,245         5,971         3,486         1,074           506
     Stock-based compensation                              2,003         6,139         1,521            --            --
     Amortization of goodwill and
          intangible assets                                3,692         4,001           471            --            --
     Restructuring and asset
          impairment charges                               4,171            --            --            --            --
                                                      ----------    ----------    ----------    ----------    ----------
          Total operating expenses                        37,667        75,785        37,565         5,594         2,035
     Loss from operations                                (30,941)      (66,395)      (35,207)       (3,660)       (1,279)
     Interest and other income, net                          589         1,591           385            --            --
                                                      ----------    ----------    ----------    ----------    ----------
     Net loss                                         $  (30,352)   $  (64,804)   $  (34,822)   $   (3,660)   $   (1,279)
                                                      ==========    ==========    ==========    ==========    ==========
     Basic and diluted net loss per share /1/         $   (16.21)   $   (44.36)   $(3,482.20)
                                                      ==========    ==========    ==========
     Shares used in per share
          calculation /1/                                  1,873         1,461            10
                                                      ==========    ==========    ==========
     Basic and diluted pro forma
          net loss per share (unaudited) /1/                        $   (36.30)   $   (34.75)
                                                                    ==========    ==========
     Shares used in pro forma
          per share calculation (unaudited) /1/ /2/                      1,785         1,002
                                                                    ==========    ==========

                                                                  December 31,
                                              ----------------------------------------------------
                                                2001       2000       1999       1998       1997
                                              --------   --------   --------   --------   --------
                                                                (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term
     investments                              $  8,285   $ 26,479   $ 29,090         --         --
Restricted cash                               $  2,296   $  5,111   $  4,399         --         --
Working capital                               $  3,530   $ 20,779   $ 23,864   $    669   $    474
Total assets                                  $ 21,314   $ 54,840   $ 46,718   $  1,161   $    763
Long-term liabilities, less current portion   $    637   $  1,569   $  2,036         --         --
Stockholders' equity                          $ 13,752   $ 42,301   $ 34,661   $    762   $    502

/1/ All share and per share data have been restated to reflect our one-for-three and one-for-six reverse stock splits, which were effective March 6, 2001 and September 24, 2001, respectively.

/2/ Pro forma unaudited weighted average shares outstanding assumes the conversion of all shares of preferred stock into common, effective as to the original issue date for the preferred stock.

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

Overview

      Snowball's business model and focus have significantly evolved since our inception. Our response to the difficult market conditions of 2001 was to focus on our core strengths. As of the fourth quarter of 2001, we have focused our business on our IGN entertainment and gaming network. We have greatly reduced our relationships with affiliated web sites. We have diversified our revenue by adding new product lines, including a subscription based access model, which grew to over 70,000 subscribers as of December 31, 2001. We have significantly reduced operating costs, mainly by reducing headcount, decreasing marketing efforts and reducing the number of our affiliates. We still have not achieved profitability, although, we have made progress towards this goal by sequentially decreasing our loss each quarter of 2001.

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

      In February 1999, we raised $3.3 million of initial capital, part of which was paid by a promissory note for $2.0 million, which has been paid in full. Imagine Media contributed the IGN and ChickClick assets and related intellectual property to us, and we hired approximately 40 Imagine Media employees. During the summer and early fall of 1999, we raised approximately $31.5 million of additional capital (including equipment financing of $3.5 million). We began an aggressive expansion program, adding new employees to develop additional content and web sites, to recruit more affiliate web sites into our networks and to expand our sales and marketing staff. In December 1999, we raised $33.8 million of additional capital to continue financing our expansion.

      In March 2000, we completed our initial public offering of 347,222 shares of common stock at an offering price of $198 per share, as adjusted for our one-for-three and one-for-six reverse stock splits, which were effective March 6 and September 24, 2001, respectively. We realized proceeds, net of underwriting discounts, commission and issuance costs, of approximately $62.1 million.

      During the first quarter of 2000 we had significantly expanded our operations, consistent with our growing revenue and expectations of the continuing strength of the Internet market. Beginning approximately at the end of the first quarter of 2000, the Internet and technology markets experienced severe cutbacks, reductions in marketing and advertising programs and a significant decline in the availability of capital. In response to these conditions, we reduced our staff from a peak of approximately 380 employees to approximately 63 full-time employees as of the end of February 2002, and significantly curtailed our trade and industry branding and marketing programs.

      As part of our earlier expansion, our relationships with our affiliates were an important part of our business model. By adding new affiliates to our networks, we were able to gain new content and increase our users and the consolidated page views of our networks. We had typically entered into agreements with affiliates for periods of between six months and five years paying them according to either a fixed or minimum guarantee or upon their share of revenue generated from various campaigns run on their sites. During the fourth quarter of 2000, we reassessed the cost/benefit of our affiliate relationships and in light of a continued decline of the Internet media market, we began to significantly reduce the number of our affiliates thus decreasing our associated costs. From a peak of over 300 affiliates during 2000, we had reduced the number of our affiliates to only 55 at December 31, 2001, and to only 11 by the end of February 2002.

      Our operating activities to date have been focused on developing the quality of our content and services; expanding our audience and the usage of our services; establishing relationships with users and the companies who want to reach this large web-centric audience; building sales momentum and marketing our networks and Snowball brands; developing our computer software and hardware infrastructure; and more recently, growing our subscriber base.

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

      During the fourth quarter of 2000 we began offering several new products, including opt-in registration and cost-per-action programs. Under these programs, we charge our customers a fee for a specified user action or data pass. We recognize revenue when the data pass or action is completed and collection of the resulting receivable is reasonably assured.

      During 2001 we expanded our product offerings by adding a pay for access subscription fee model. During the year, our IGNinsider subscription base grew to approximately 31,500 users. We collected approximately $550 thousand of monthly, quarterly, or annual subscription fees, of which approximately $235 thousand was recognized as revenue in 2001. Also during 2001, we recognized approximately $165 thousand of subscription revenue from our HighSchoolAlumni site, which was subsequently sold in January 2002.

      Since our inception we have never been profitable. Furthermore, due in part to the financial difficulties experienced recently by Internet and Internet-related companies and reductions in advertising budgets of companies that advertise on the Internet, we cannot assure you that our revenue will grow or that we will ever achieve or maintain profitability. We have experienced significant declines in our advertising revenue from Internet companies, which have been only partially offset by revenue from companies in more traditional lines of business. Snowball anticipates that weakness in advertising demand will continue until overall business conditions improve and advertising expenditures rebound. Accordingly, we anticipate that we will incur additional operating losses at least through 2002. If we are unsuccessful in adapting to the needs of our advertisers and audience, it could have a material adverse effect on our business, operating results and financial condition.

Events Subsequent to Year End

      On January 16, 2002 we completed the sale of our HighSchoolAlumni network for approximately $1.0 million in cash to Reunion.com, a private company. In the first quarter of

2002, we expect to record an extraordinary gain of approximately $1.1 million in association with this transaction, which represents cash received plus the deferred revenue balance as of January 15, 2002 related to the unrecognized portion of subscription money received on our HighSchoolAlumni subscription program less the net unamortized value of our 1999 acquisition of Ameritrack.

      On January 30, 2002, we paid off the outstanding balance owed on our capital leases whereby ownership of the related assets was transferred to Snowball. The balance owed as of December 31, 2001 was $1.6 million.

      In March 2002, Snowball amended its lease for its Brisbane, CA facilities whereby our square footage decreased from 66,002 to 13,606 and our monthly rents decreased proportionately. Additionally, our committed lease term was reduced from an original end date of September 2012 to February 2004. As buyout consideration, the landlord drew upon their $1.6 million letter of credit, we paid an additional $416 thousand in cash and we forfeited certain furniture and all tenant improvements from the vacated space. In the first quarter of 2002, Snowball expects to record a net restructuring charge of approximately $4.9 million for the total buyout consideration.

Results of Operations for Years Ended December 31, 2001, 2000 and 1999

                                               2001         2000         1999
                                             --------     --------     --------
                                                      (in thousands)
Revenue                                      $  9,687     $ 21,242     $  6,674
                                             --------     --------     --------
Percentage of revenue                            100%         100%         100%
                                             --------     --------     --------

      Our total 2001 revenue was $9.7 million, a decrease of $11.6 million, or 54% from 2000. The decline in 2001 revenue from 2000 was largely due to an industry-wide weakness in the online advertising market and the associated decrease in marketing and advertising spending by this market segment. Many of our customers did not continue or renew their advertising and marketing programs with us in 2001. Specifically, a large portion of our 2000 revenue was from "dot.coms", who significantly reduced their online advertising spending in 2001 or were no longer in business. This was only partially offset by revenue from new more traditional customers. Our total revenue increased to $21.2 million in 2000 from $6.7 million in 1999, a $14.6 million, or 218% increase. The increase in our revenue in 2000 over 1999 can largely be attributed to the general strength of the Internet advertising, as well as our expansion efforts in sales and marketing, increases in our available inventory of internal and affiliated page views, and a larger number of product offerings.

      As our revenue from banner based Internet advertising decreased in 2000 and 2001, we broadened our product offerings including providing premium content and services on a subscription fee basis, and entered into strategic business partnerships, which include technology and content licenses. We believe these new products and business partnerships may take several quarters to produce significant results, if at all, and if they are not accepted by our customers, will not increase revenue. No customer accounted for over 10% of revenue in 2001, 2000 or 1999, however, three of our customers, if combined, accounted for approximately 15% of our revenue in 2001. Due to fluctuations in revenue it is likely that one or more of these customers could account for 10% or more of revenue in a future period. There can be no assurance that these customers will continue to do business with Snowball. Snowball derives virtually all of its revenue from operations in the United States.

                                               2001         2000         1999
                                             --------     --------     --------
                                                        (in thousands)
Cost of Revenue                              $  2,961     $ 11,852     $  4,316
                                             --------     --------     --------
Percentage of revenue                             31%          56%          65%
                                             --------     --------     --------

      Cost of revenue consists primarily of expenses related to operating Snowball-owned web sites, guaranteed payments or the portion of revenue owed to our affiliates for advertising and marketing placed on their web sites, and costs of content and community tools. During the fourth quarter of 2000, to better reflect the affiliates' relative size and importance to our business in view of the cost/benefit of the relationships, we began to renegotiate, terminate or let expire many of our affiliate contracts. In 2001, costs associated with our affiliates comprised 35% of our total cost of revenue with this percentage dropping to 11% in the fourth quarter of 2001. In 1999 and 2000, costs associated with our affiliates comprised over 60% of our total cost of revenue.

      Cost of revenue was $3.0 million in 2001, a decrease of $8.9 million, or 75% from 2000. This decrease reflected lower hosting costs due to a more favorable hosting contract with our outside service provider, a reduction in the number of affiliates and less reliance upon community tools content. Cost of revenue increased to $11.9 million in 2000 from $4.3 million in 1999, a $7.5 million, or 175% increase. This increase reflected the increased hosting costs of our expanding web site operations and expansion of our community tools in 2000. This increase also reflected a growth in amounts paid to affiliates due to increases in the number of affiliates, costs associated with growth in page views of affiliates, and increases in revenue from advertisements and marketing programs placed on affiliate web sites.

Operating Expenses

      We categorize operating expenses into production and content, engineering and development, sales and marketing, general and administrative, stock-based compensation, amortization of goodwill and intangible assets and restructuring and asset impairment charges.

                                                 2001        2000        1999
                                               --------    --------    --------
                                                        (in thousands)
Production and Content                         $  7,027    $ 11,842    $  6,610
                                               --------    --------    --------
Percentage of revenue                               73%         56%         99%
                                               --------    --------    --------

      Production and content expenses consist primarily of payroll and related expenses for editorial, artistic and production staff; payments to freelance writers and artists; and telecommunications and computer-related expenses for the creation of content for our web sites. These expenses vary from period to period as affiliates or selected sites from an affiliate were acquired, or as we expanded or contracted the portion of our total sites that are represented by affiliates versus those that we own and operate directly. For example, after we acquire an affiliate, our production and content expenses typically increase because we incur costs for additional staff, services and equipment associated with operating the new business.

      Production and content expenses were $7.0 million in 2001, a decrease of $4.8 million, or 41% from 2000. This decrease was due primarily to the reduction of our editorial, artistic and production staff and efforts to reduce usage of freelance writers, artists and computer-related expenses for the creation of content of our web sites. These reductions came as a response to lower revenue levels; specifically, we eliminated certain channels within our networks and in the fourth quarter of 2001 we curtailed operations of our HighSchoolAlumni and our ChickClick networks. Production and content expenses increased to $11.8 million in 2000 from $6.6 million in 1999, a $5.2 million, or 79% increase. This increase was due primarily to expansion of our editorial, artistic and production staff; payments to additional freelance writers and artists; and computer-related expenses for the creation of content for our web sites.

                                                 2001        2000        1999
                                               --------    --------    --------
                                                        (in thousands)
Engineering and Development                    $  6,407    $  9,454    $  5,084
                                               --------    --------    --------
Percentage of revenue                               66%         45%         76%
                                               --------    --------    --------

      Engineering and development expenses consist primarily of personnel and related costs, consultant and outside contractor costs, and software and hardware maintenance and depreciation costs for our development and programming efforts, including internal information services costs. To date, all engineering and development expenses have been expensed as incurred.

      Engineering and development expenses were $6.4 million in 2001, a decrease of $3.0 million, or 32% from 2000, due primarily to a reduction in engineering headcount during 2001. Engineering and development expenses increased to $9.5 million in 2000 from $5.1 million in 1999, a $4.4 million, or 86% increase. This increase was due primarily to additional personnel, consulting and recruiting fees associated with expanding our development and programming efforts and maintenance and depreciation expense associated with the increase in capital equipment.

                                                 2001        2000        1999
                                               --------    --------    --------
                                                        (in thousands)
Sales and Marketing                            $ 10,122    $ 38,378    $ 20,393
                                               --------    --------    --------
Percentage of revenue                              104%        181%        306%
                                               --------    --------    --------

      Sales and marketing expenses consist primarily of personnel and related costs for our direct sales force, sales and advertising operations support personnel, affiliate relations and marketing staff. In addition, these expenses include the costs of marketing programs such as advertisements, trade shows, promotional activities and media events.

      Sales and marketing expenses were $10.1 million in 2001, a decrease of $28.3 million, or 74% from 2000. This decrease is due primarily to our reduction of marketing initiatives and sales and marketing staff. Sales and marketing expenses were $38.4 million in 2000, an increase of $18.0 million, or 88%, from $20.4 million in 1999. This increase was due primarily to increases in salary and related costs for expansion of our sales, affiliate development and marketing personnel, as well as increases in our advertising, marketing and branding expenses. During early 2000, we conducted a national television, radio and outside media campaign to increase awareness of Snowball among our target audience and our prospective customers. During the second half of 2000 as Snowball and its brands became more recognized and we initiated cost reduction programs to reduce our operating losses, most of our marketing initiatives were eliminated.

                                                 2001        2000        1999
                                               --------    --------    --------
                                                       (in thousands)
General and Administrative                     $  4,245    $  5,971    $  3,486
                                               --------    --------    --------
Percentage of revenue                               44%         28%         52%
                                               --------    --------    --------

      General and administrative expenses consist primarily of personnel and related costs for corporate functions including accounting and finance, human resources, facilities and legal.

      General and administrative expenses were $4.2 million in 2001, a decrease of $1.7 million, or 29% from 2000. This decrease is due largely to the general reduction in accounting and finance, human resources and other administrative staff in response to reductions in staff in other functional areas. General and administrative expenses increased to $6.0 million in 2000 from $3.5 million in 1999, a $2.5 million, or 71% increase. This increase resulted primarily from increases in salary and related costs associated with expansion of our accounting and finance, human resources and other administrative staff, as well as from increased use of outside consulting services. Additionally, during the first quarter of 2000 we recorded expenses associated with a one-time, non-cash contribution of 5,556 shares of our common stock, with a fair value of $1.0 million, to a charitable foundation.

                                                 2001        2000        1999
                                               --------    --------    --------
                                                        (in thousands)
Stock-based Compensation                       $  2,003    $  6,139    $  1,521
                                               --------    --------    --------
Percentage of revenue                               21%         29%         23%
                                               --------    --------    --------

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

      Stock-based compensation for 2001 was $2.0 million, a decrease of $4.1 million, or 67% from 2000. This decrease was due to the combination of the accelerated amortization method with which the options were expensed combined with cancellations as a result of our reductions in force. We did not grant any options or shares in 2001 at a price less than the then deemed fair value. Stock-based compensation expenses increased to $6.1 million in 2000 from $1.5 million in 1999, a $4.6 million, or 304% increase. This increase was due largely to the majority of our grants occurring in the latter quarters of 1999 and the first quarter of 2000. We did not grant any shares of our common stock prior to our incorporation in January 1999, and therefore had no stock-based compensation prior to that time. At December 31, 2001, we had amortized all of the deferred stock-based compensation arising from the grant of awards below deemed fair value. However, certain option awards granted in the past are accounted for as variable awards and, accordingly, may result in stock-based compensation charges in future periods, if our stock price exceeds the strike price of these awards.

                                                 2001        2000        1999
                                               --------    --------    --------
                                                        (in thousands)
Amortization of Goodwill and
     Intangible Assets                         $  3,692    $  4,001    $    471
                                               --------    --------    --------
Percentage of revenue                               38%         19%          7%
                                               --------    --------    --------

      Amortization of goodwill and intangible assets represents the non-cash charges for the expensing, over the anticipated useful life, of intangible assets and goodwill.

      Amortization of goodwill and intangible assets in 2001 was $3.7 million, a decrease of $309 thousand, or 8% from 2000. This decrease is due to the write off the remaining unamortized goodwill portion relative to our 1999 acquisition of Extreme Interactive as an impairment charge in the second quarter of 2001. As of December 31, 2001, goodwill and intangible assets of $2.2 million remained to be amortized. Amortization of goodwill and intangible assets was $4.0 million and $471 thousand for the years ended December 31, 2000 and 1999, respectively. The increase resulted from the amortization of cost associated with our acquisitions in 2000 and 1999. Further, during 2000, we paid, and began amortizing over the remaining life of the asset, $1.2 million in additional consideration in connection with the terms of our acquisition of Extreme Interactive Media, Inc. Amortization of goodwill and intangible assets has been over three years or less.

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

                                                 2001        2000        1999
                                               --------    --------    --------
                                                        (in thousands)
Restructuring and Asset
     Impairment Charges                        $  4,171    $     --    $     --
                                               --------    --------    --------
Percentage of revenue                               43%          --          --
                                               --------    --------    --------

      In response to the challenges in our business, during 2001 our Board of Directors approved a restructuring program aimed at reducing our underlying cost structure to better position Snowball for improved operating results. As a part of this program, we implemented reductions in force that eliminated approximately 130 positions. These reductions came from all functional areas of Snowball and, as of December 31, 2001, all of the affected employees had been terminated or notified of their termination. Charges related to these employee terminations were $728 thousand. As of December 31, 2001, $65 thousand of these charges had not yet been paid. The restructuring charges also included approximately $1.8 million in estimated facility exit costs for two of our office buildings in Brisbane, California.

      Asset impairment charges arise when the expected future discounted cash flows to be generated from a long-lived intangible asset, goodwill in our case, are less than the present carrying value. We recorded an impairment charge of $1.6 million recorded against the remaining unamortized goodwill of our 1999 acquisition of Extreme Interactive Media, Inc. when we discontinued operation of that site during 2001. We had no restructuring and asset impairment charges in 1999 or 2000.

      While we believe that our restructuring program will assist us in focusing operations, reducing expenses and thereby increasing the opportunity of achieving profitability, we cannot assure you that we will achieve these results. We may in the future be required to take additional actions, including further changes to the business and further headcount reductions, in order to realign our business with anticipated requirements. If we are not successful in this realignment, we may never achieve profitability.

                                                 2001        2000        1999
                                               --------    --------    --------
                                                        (in thousands)
Interest and Other Income, net                 $    589    $  1,591    $    385
                                               --------    --------    --------
Percentage of revenue                                6%          7%          6%
                                               --------    --------    --------

      Interest and other income, net was $589 thousand in 2001, a decrease of $1.0 million, or 63% from 2000. This decrease was due primarily to our decreasing cash and cash equivalent position due to our operating losses and to decreasing interest rates in 2001. Interest and other income, net, increased to $1.6 million in 2000 from $385 thousand in 1999, a $1.2 million, or 313% increase. This increase was primarily due to interest received from investing the proceeds of preferred equity financing and our initial public offering, net of interest expense related to equipment financing.

Provision for Income Taxes

      No provision for federal and state income taxes has been recorded because we have experienced net operating losses since inception. As of December 31, 2001, we had approximately $105.0 million of federal net operating loss carryforwards, which expire in 2019 through 2021. Due to the uncertainty regarding the ultimate use of the net operating loss carryforwards, we have not recorded any benefit for losses, and a valuation allowance has been recorded for the entire amount of the net deferred tax asset. Additionally, utilization of the net operating loss may be subject to annual limitation due to the ownership change limitation provided by the Internal Revenue Code and similar state provisions.

Liquidity and Capital Resources

      Since our incorporation in January 1999, we have financed our operations primarily through private placements of preferred stock, our initial public offering, borrowings under equipment lease lines and a credit facility. Cash and cash equivalents were $8.3 million at December 31, 2001.

      Our capital requirements depend on numerous factors, including market acceptance of our products and services, the resources we allocate to developing our networks, our marketing and selling capabilities and maintenance of our brands. Since our inception we experienced substantial expenditures as we grew our operations and personnel. Although we significantly reduced our costs beginning in the second quarter of 2000, we still have not achieved cash flow breakeven. We expect to use substantially all of the remaining capital raised in our initial public offering over the next year to operate our business and for working capital and capital expenditures. We will continue to evaluate possible acquisitions of, or investments in, complementary businesses, technologies, services or products.

      Our working capital requirements in the foreseeable future will depend on a variety of factors including our ability to implement our business plan or reduce our net cash outflow. If we do not reduce our net cash outflow, as compared to fiscal 2001 or if we are otherwise unable to successfully implement our business plan, we will require additional credit facilities, additional equity and/or debt financings in the upcoming year, the amount and timing of which will depend in large part on our spending program. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to us, or our stockholders. If such financing is not available when required or is not available on acceptable terms, we may be unable to meet operating obligations.

      We raised $80.8 million in equity and debt financing during 1999. During that period, we used $26.9 million in operating activities and $5.6 million in acquiring property and equipment, and we repaid $12.0 million in debt obligation. We raised net proceeds of approximately $62.1 million from our initial public offering in March 2000. During 2000, we used $49.0 million in operating activities and $10.3 million in acquiring leasehold improvements and property and equipment.

      From April 1999 through March 2000 we entered into equipment lease lines of credit totaling $5.0 million. These credit facilities have terms of three years and bear interest at the rate of 7.5% per annum. In connection with these credit facilities, we issued warrants to the lessors to purchase 1,755 shares of our common stock at $57.00 per share and 1,172 shares of our common stock at $127.98 per share. The warrants have all been exercised. These credit facilities do not include any financial covenants. As of December 31, 2001, the remaining principal balance owed on these lease lines was $1.6 million. In January 2002, we paid off the remaining balance owed.

      In November 1999, we entered into a term loan agreement for up to an aggregate of $15.2 million. In connection with this loan agreement, we issued promissory notes to the lenders, which bear interest at the rate of 11.0% per annum, and warrants to purchase 15,000 shares of our common stock, at an exercise price of $151.92 per share. In December 1999, $12.0 million of the loan was repaid and the note holders cancelled $3.0 million of indebtedness under the notes in exchange for shares of our Series C preferred stock at $10.00 per share. The outstanding balance under the notes became due and was repaid upon consummation of our initial public offering.

      During 1999, we entered into several leases for our headquarters and our sales offices, with terms ranging from month-to-month to three years. Additionally, in November 1999, we entered into leases for three new headquarters office buildings in Brisbane, California, originally commencing October 2000 and expiring in 2012. The leases for two of these buildings were amended to cease in May and October 2001, therefore ending our associated liabilities under these leases. In connection with our facility leases, we made payments of approximately $500 thousand in 1999, $2.6 million in 2000 and $4.5 million in 2001. In March 2002, we further amended the lease for our remaining Brisbane building. Per the terms of this amendment, our square footage decreased from 66,002 to 13,606 and our monthly rents decreased proportionately. Additionally, our committed lease term was reduced from an original end date of September 2012 to February 2004. Inclusive of our March 2002 lease amendment, we will make payments of approximately $1.5 million in 2002, $1.1 million in 2003, $784 thousand in 2004, $683 thousand in 2005, $688 thousand in 2006 and a total of $2.9 million thereafter until the expiration of the leases.

      During 2001, our letter of credit lease deposits for all facilities were reduced from $5.1 million to $2.3 million in association with the termination of two of our Brisbane leases. In March 2002, this amount was further reduced to $783 thousand in association with the amendment of our remaining Brisbane lease as our landlord drew down upon $1.6 million of the letter of credit deposits as part of the lease buyout terms.

      We used $18.8 million in net cash due to operating activities in 2001 as compared to $49.0 million in 2000. This decrease was due primarily to our decreased operating expenses during 2001 and the resulting decrease in net loss. Cash used in operating activities was $26.7 million in 1999. The increase in 2000 was due primarily to our increasing operating expenses and the resulting increase in 2000 net loss.

      Net cash provided by investment activities in 2001 was $3.4 million, consisting of $2.8 million of proceeds from short-term investments, net refunds on tenant improvements of $1.1 million less purchases of fixed assets of $593 thousand. Net cash used in investments activities was $13.5 million during 2000 and consisted of purchases of fixed assets of $10.3 million, acquisitions of goodwill and intangible assets of $6.1 million net of proceeds from short-term investments of $2.9 million. Net cash used in investment activities during 1999 was $16.1 million and consisted of $8.0 million in purchases of short-term investments, purchases of fixed assets of $5.6 million and acquisitions of goodwill and intangible assets of $2.6 million.

      Net cash used in financing activities in 2001 was $2.8 million, consisting primarily of $1.5 million of repayment of equipment financing obligations and purchases of stock for treasury of $1.2 million. Net cash provided by financing obligations in 2000 was $63.5 million which was comprised mainly of net proceeds from our initial public offering of $62.1 million. Net cash provided by financing activities in 1999 was $68.5 million and was comprised primarily of net proceeds from issuance of common and preferred stock of $62.2 million and proceeds from equipment financing obligation of $3.5 million.

      In January 2002, we sold our HighSchoolAlumni network for $1.0 million in cash. Also in January, we used part of the proceeds from this sale to pay off the remaining outstanding balance of our capital equipment lease which had a balance of $1.6 million at December 31, 2001.

Critical Accounting Policies

      The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate estimates, including those related to bad debts, intangible assets and restructuring. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue recognition

      We derive our revenue principally from short-term contracts for various size and types of impression-based advertisements. This revenue is recognized at the lesser of the straight-line basis over the term of the contract or the ratio of impressions delivered over total committed impressions, provided that we do not have any significant remaining obligations and collection of the resulting receivable is reasonably assured. To the extent that minimum committed impression levels or other obligations are not met, we defer recognition of the corresponding revenue until such levels are achieved.

      Revenue also includes fees from sponsorship, fixed slotting fees, variable lead generation, commerce partnerships and other marketing programs under contracts in which we commit to provide our business customers with promotional opportunities or web-based services in addition to impression-based banner advertising. We generally receive a fixed fee and/or incremental payments for lead generation, customer delivery or traffic driven to the commerce partner's site. Revenue that includes delivery of various types of impressions and services is recognized based on the lesser of the straight-line basis over the term of the contract, the ratio of average impressions delivered, or upon delivery when no minimum guaranteed deliverable exists.

      We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

      Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

      For all sales we use either a binding insertion order or signed agreement as evidence of an arrangement.

      In addition to the above, we recognize revenue from subscription fees we charge our customers for access on our web sites to premium content and services. Subscription fees are recorded, net of any discounts, ratably over the subscription period (generally one month to three years) and deferred revenue is recorded for amounts received before services are provided. Transaction costs are recognized in the period the transaction occurs.

Allowance for doubtful accounts

      Our management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At December 31, 2001, our accounts receivable balance was $1.5 million, net of allowance for doubtful accounts of $550 thousand. At December 31, 2001, our accounts receivable balance was $3.4 million, net of allowance for doubtful accounts of $768 thousand. The use of different estimates or assumptions could produce different allowance balances. If the financial condition of our customers were to deteriorate, subsequent to the date of our arrangements with them, this could result in an impairment of their ability to make payments and additional allowances would be required.

Valuation of goodwill and intangible assets

      We assess the impairment of goodwill and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

      . significant underperformance relative to expected historical or projected future operating results;

      . significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

      .     significant negative industry or economic trends.

      When we determine that the carrying value of goodwill and intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net goodwill and intangible assets amounted to $2.2 million and $6.7 million as of December 31, 2001 and 2000, respectively.

      In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we will cease to amortize our

December 31, 2001 goodwill balance of $2.2 million. We expect to perform an initial impairment review in the first quarter of 2002 and currently do not expect to record an impairment charge upon completion of this review; however, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

Recent Accounting Pronouncements

      In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which requires use of a nonamortization approach to account for purchased goodwill and certain intangibles, effective January 1, 2002. Under this nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The adoption of this accounting standard will have the impact of eliminating our amortization of goodwill commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business". FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We will adopt FAS 144 as of January 1, 2002 and we are currently evaluating the impact that the adoption of FAS 144 will have on our financial position and results of operations.

                                  RISK FACTORS

Risks Related to Our Business

Our business model is unproven and may fail.

      We have a limited operating history upon which you can evaluate our business model and prospects and the merits of investing in our stock. We are also implementing an unproven business model. If our business model proves to be unsuccessful, the trading price of our stock will fall and our business may fail. Our IGN and ChickClick networks began operating as divisions of Imagine Media in March 1997 and February 1998, respectively. We were incorporated in January 1999, and Imagine Media contributed the IGN and ChickClick assets to us in February 1999. We grew our traffic and content quickly through the use of an affiliate model as well as by adding new networks. However, our business model has changed as we have sold or significantly decreased operations of all except our IGN network, implemented a new subscription based program and significantly reduced our dependence on affiliate content. Accordingly, our prospects and the merits of investing in our stock must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as Internet content and services. In addition, although management believes that existing funds as of December 31, 2001 will be sufficient to enable Snowball to meet planned expenditures through at least December 31, 2002, this belief is subject to many of the risks and uncertainties discussed throughout this report. To meet our longer-term liquidity needs, potentially including our needs in fiscal 2002, we expect to need to raise additional funds, establish additional credit facilities, seek other financing arrangements or further reduce costs and expenses. Additional funding may not be available on favorable terms, on a timely basis or at all. Our plans with respect to liquidity and capital resource requirements are discussed above in Management's discussion and Analysis of

Financial Condition and Results of Operations--Liquidity and Capital Resources, and are disclosed in Note 1 of Notes to Consolidated Financial Statements and the concern about liquidity is mentioned in our Audit Opinion.

We have a history of losses and expect to incur substantial net losses for the foreseeable future.

      We have incurred net losses since the formation of our business in January 1997. At December 31, 2001, we had an accumulated deficit of approximately $134.9 million. We may increase our operating expenses to develop additional subscription offerings, buyout or restructure some or all of our long-term facility leases, develop additional networks, expand our sales and marketing operations, develop and upgrade our technology and purchase equipment and leasehold improvements for our operations and network infrastructure. We also may incur costs relating to the acquisition of content, other businesses or technologies. Whether we increase expenditures or not, we may not generate sufficient revenue to offset our expenditures. As a result, we expect to incur significant operating losses on a quarterly basis for the foreseeable future, and may never be profitable. Even if we do achieve profitability, we might not be able to sustain profitability on a quarterly or annual basis in the future.

Our prospects for obtaining additional financing, if required, are uncertain and failure to obtain needed financing would limit our operations and might cause our business to fail.

      We do not know with certainty whether our cash reserves and any cash flows from operations or financing will be sufficient to fund our operations. We expect to need to raise additional funds based upon our estimates of revenue, expenses, working capital and capital expenditure requirements. We also may need to raise funds if we are required to respond to unforeseen technological or marketing hurdles or if we choose to take advantage of anticipated or unanticipated opportunities. If adequate funds are not available to satisfy either short- or long-term capital requirements, we might be required to limit our operations significantly and our business might fail. Additional financing might not be available when required. Our future capital requirements are dependent upon many factors, including:

      . the rate at which we expand or contract our sales and marketing operations;

      . the willingness or ability of our customers and subscribers to pay us for services provided;

      . our ability to successfully transfer liability for or restructure long term facility leases for facilities that exceed our present capacity needs;

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

      We cannot forecast our revenue and operating results with precision, particularly because our products and services are relatively new and evolving, and our prospects uncertain. Further, the U.S. economy is much weaker now than it has been in recent history, which has and could continue to have a negative impact on our advertising revenue. This weakness has and could continue to have serious consequences for our business and operating results. If revenue in a particular period does not meet expectations, it is unlikely that we will be able to adjust our level of expenditures significantly for the same period. If our operating results fail to meet expectations, the trading price of our common stock would decline. Recently, our operating results have not met expectations and our stock price has significantly declined.

      We believe that period-to-period comparisons are not necessarily meaningful and are not necessarily indicative of future performance. We anticipate that the results of our operations will fluctuate significantly in the future as a result of a variety of factors, including: the long sales cycle we face selling advertising and promotions; our ability to attract new and to retain existing audience and subscribers; seasonal trends in Internet usage, advertising placements and e-commerce; and other factors discussed in this section. Approximately one quarter of our revenue is generated from Internet-oriented companies that may experience greater variability in advertising spending. As a result, it is likely that in some future quarters or years our results of operations will fall below the expectations of securities analysts or investors, which would cause the trading price of our common stock to decline.

Our current business strategy depends on a portion of our revenue being derived from subscriptions, and if our users do not subscribe or do not renew their subscriptions, our revenue would decline.

      In the second quarter of 2001, we began offering premium content and services to customers on a subscription fee basis. A significant amount of our revenue and cash receipts are derived from subscription services offered to our users. Part of our subscription model requires that certain content and services that had previously been offered for free now require a paid subscription. Because many of our competitors offer content and services similar to ours at no charge users may be unwilling to pay a subscription fee, or if the content and services provided do not meet customer expectations, users may not utilize our sites and as a result, revenue would decline. This potential decline in our traffic also could cause a decrease in our advertising revenue.

If our IGN network is unsuccessful, our revenue will decline.

      IGN is a network of web sites that provides information and entertainment to Gen i. As of the date of this report, we have either sold or significantly decreased operations of all of our networks except IGN. Accordingly, we rely upon IGN for substantially all of our traffic, advertising revenue and subscription base. If we are unable to anticipate changes in the interests, styles, trends or preferences of IGN's target audience, if we are unable to maintain our relationship with key affiliates of IGN or incorporate new key affiliates into the IGN network on a timely basis or if IGN otherwise loses traffic, our advertising and subscription revenue would decline.

Our ability to successfully raise awareness of our IGN brand and web sites is crucial to our success.

      We believe that broader recognition and a favorable user perception of our IGN brand and web sites are essential to our future success. As we have significantly decreased marketing related expenditures, the success of our brand awareness is reliant mainly upon user word of mouth. If we fail to build a favorable reputation with our audience, our user base and revenue would decline.

If our advertising, commerce partnerships and marketing agreements are terminated or are not renewed, our revenue would decline.

     To date, we have derived a substantial portion of our revenue from a small number of advertising, commerce and marketing customers. We expect that this will continue during the early stages of our development and may continue indefinitely. If our arrangements with these customers are terminated or are not renewed, our revenue would decline. In addition, many of our advertising, commerce and marketing customers enter into agreements with us that have a term of less than six months, and several of our larger agreements have longer than six-month terms but have termination rights at various points during the term. As a result, our customers could and do cancel these agreements, change their advertising expenditures or buy advertising from our competitors on relatively short notice and without penalty. Because we expect to derive a large portion of our future revenue from advertising and marketing arrangements, these short-term agreements expose us to competitive pressures and potentially severe fluctuations in our financial results. Three of our customers, if combined, accounted for approximately 15% of our revenue in 2001. Due to fluctuations in revenue it is likely that one or more of these customers could account for 10% or more of revenue in a future period. There can be no assurance that these customers will continue to do business with Snowball.

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

      We currently derive the majority of our revenue from advertisers and commerce partners who pay us to advertise on our networks, and our business model depends in part on increasing the amount of this revenue. The market for advertising revenue is highly competitive, and recently demand has decreased significantly. We must continue to attract and retain users to compete successfully for advertising revenue. If we fail to attract and retain more users, our revenue would decline. Many of our current competitors, including Yahoo!, AOL, CNET, MSN, Terra Lycos, Electronic Arts, and even some non-publicly traded companies, as well as a number of potential new competitors, compete vigorously in this market. Many of these competitors have significantly greater editorial, financial, technical, marketing, sales and other resources than we do. Our competitors may develop content and service offerings that are superior to ours or achieve greater market acceptance than ours or may combine to achieve market dominance. Moreover, if our content and service offerings fail to achieve success in the short term, we could suffer an insurmountable loss in market share and brand acceptance.

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

      California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. When power reserves for California become low, the state has on some occasions, implemented, and may in the future continue to implement, rolling blackouts throughout the state. If blackouts interrupt our power supply, we may temporarily be unable to operate. In addition, the shortages in wholesale electricity supplies have caused power prices to fluctuate significantly in California. If wholesale prices increase, our operating expenses will likely increase.

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

      Further, we have conducted several workforce reductions over our brief operating history. These reductions can cause anxiety and uncertainty and could adversely affect employee morale. As a result, our remaining personnel may seek employment with larger, more established companies or companies they perceive as having less volatile stock prices.

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

      We have rapidly and significantly expanded and reduced our operations and anticipate that further change will be required to address potential market problems and opportunities. If we fail to manage this change effectively, we will be unable to operate our business effectively. From a peak of approximately 380 full-time employees in March 2000, we have reduced our workforce, through attrition and lay offs, to approximately 75 full-time employees as of December 31, 2001. These rapid changes have placed, and we expect them to continue to place, a significant strain on our management, operational and financial resources. In particular, the reduction in workforce could have negative consequences on our ability to produce content and to attract new users, or to maintain our web site's availability and performance.

If we fail to maintain our relationships with key affiliates, or incorporate new key affiliates into our networks on a timely basis, our user traffic and revenue would decline or would not increase.

      We derive revenue primarily from advertisers who pay us to advertise on our networks because our networks attract a large number of visitors. Although we have significantly reduced the number of our affiliates, we do rely upon certain key affiliates to generate a portion of the content that attracts visitors to our networks. If we lose these key affiliates and cannot replace them with affiliates having comparable traffic patterns and user demographics, or if we fail to maintain or add key affiliates to our networks on a timely basis, we would lose user traffic and revenue or would not be able to expand traffic and revenue on a timely basis. We could lose or fail to attract a new affiliate if it were to:

      .     terminate or fail to renew its affiliate agreement with us;

      . be acquired by or otherwise form a relationship with one of our competitors;

      . demand from us a greater portion of revenue derived from advertisements placed on its web sites;

      .     seek to require us to make payments for access to its web sites; or

      .     cease business operations.

      We also will likely face increasing competition for the content and services provided by current or potential affiliates. If we fail to continue to identify potential affiliates or fail to enter into agreements with new affiliates on a timely basis, our IGN network may lose its relevance to Gen i, we would lose advertising and promotional opportunities, and our revenue would decline.

If we are unable to identify or successfully integrate potential acquisitions and investments, we may not grow, our expenses may increase and our management's attention may be diverted from the operation of our business.

      Since our incorporation, we have acquired several businesses or the selected assets of other businesses and our growth strategy includes acquiring or making investments in complementary businesses, products, services or technologies in the future. If we are unable to identify suitable acquisition or investment candidates, we may not grow. Even if we do identify suitable candidates, we might not be able to make acquisitions or investments on commercially acceptable terms and on a timely basis. If we buy a business, we could have difficulty in assimilating that company's personnel, operations, products, services or technologies into ours. In fact, in 2001, we recorded an impairment charge for the unamortized value of the goodwill and intangible assets of two of our previous acquisitions.

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

      In the past, we have derived, and we expect to continue to derive in the future, substantially all of our revenue from selling advertisements and other marketing solutions. However, the prospects for continued demand and market acceptance for Internet marketing solutions are uncertain. In particular, with the recent downturn of the U.S. economy, there has been a reduction of advertising and marketing spending and a negative public perception of on-line media companies, or "dot-coms" as well as technology companies in general. If advertisers do not continue or increase their usage of the Internet, our revenue might decline or we might not grow. Most advertising agencies and potential advertisers, particularly local advertisers, have only limited experience advertising on the Internet and may not devote a significant portion of their advertising expenditures to Internet advertising. Moreover, advertisers that have traditionally relied on other advertising media may not advertise on the Internet. In addition, advertising on the Internet is at a much earlier stage of development in international markets than it is in the United States and may not fully develop in these markets. As the Internet evolves, advertisers may find Internet advertising to be a less attractive or effective means of promoting their products and services relative to traditional methods of advertising and may not continue to allocate funds for Internet advertising. Many historical predictions by industry analysts and others concerning the growth of the Internet as a commercial medium have overstated the growth of the Internet and should not be relied upon. This growth may not occur or may occur more slowly than estimated. In fact, due to the current economic downturn, our advertising revenue has declined.

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

      Our business strategy depends on continued growth in the use of the Internet and increasing the number of users who visit our networks. A decrease in the growth of web usage, particularly usage by Gen i, would impede our ability to implement our business strategy and our ultimate success. If the Internet continues to experience significant growth in the number of users, frequency of use and amount of data transmitted, the Internet infrastructure might not be able to support the demands placed on it or the performance or reliability of the Internet might be adversely affected. Web sites have experienced interruptions in service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays occur frequently in the future, Internet usage, as well as the usage of our web sites, could grow more slowly than expected or decline. Security and privacy concerns may also slow growth. Because our revenue ultimately depends upon Internet usage generally as well as on our web sites, our business may suffer as a result of declines in Internet usage.

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

      On May 31, 2001, we participated in an oral hearing before the Nasdaq Listing Qualifications Panel (the "Panel") to request a temporary exception from the Nasdaq Marketplace Rules concerning the bid price of our common stock and the market value of our public float so that our common stock would continue to trade on the Nasdaq National Market. The Panel notified us on July 23, 2001 that it would not continue to list our common stock on the Nasdaq National Market, but rather would transfer the listing of our common stock on July 25, 2001, under a temporary exception from its minimum bid price rule, to the Nasdaq SmallCap Market. On October 2, 2001, we were notified that our hearing had been closed and we would continue to be listed on the Nasdaq SmallCap Market.

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

      .     our limited amount or availability of public float shares;

      . changes in the market valuations of other Internet content and service companies;

      .     public perception of Internet content and service companies;

      . public perception of growth prospects for the gaming and entertainment industries;

      . announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

      . changes in financial estimates or recommendations by securities analysts;

      .     additions or departures of key personnel;

      .     additions or departures of key customers;

      .     our ability to attract or retain subscribers;

      .     failure to maintain minimum Nasdaq listing requirements; and

      .     the addition or loss of affiliates.

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

      Our current stockholders include individuals or firms that hold a substantial number of shares that they are entitled to sell in the public market. Sales of a substantial number of these shares could reduce the market price of our common stock. These sales could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Our officers and directors and their affiliates exercise significant control over us, which could disadvantage other stockholders.

      Our executive officers and directors and their affiliates together owned approximately 66% of our outstanding common stock as of December 31, 2001. Christopher Anderson, the chairman of our board of directors, owned approximately 46% of our outstanding common stock alone. As a result, these stockholders exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of control could disadvantage other stockholders with interests different from those of our officers, directors and their affiliates. For example, our officers, directors and their affiliates could delay or prevent someone from acquiring or merging with us even if the transaction would benefit other stockholders.

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

      We had no foreign currency hedging or other derivative financial instruments as of December 31, 2001.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               Snowball.com, Inc.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Report of Ernst & Young LLP, independent auditors                            38

Consolidated balance sheets                                                  39

Consolidated statements of operations                                        40

Consolidated statements of stockholders' equity                              41

Consolidated statements of cash flows                                        42

Notes to consolidated financial statements                                   43

Quarterly results of operations (unaudited)                                  60

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Snowball.com, Inc.

      We have audited the accompanying consolidated balance sheets of Snowball.com, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Snowball.com, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has sustained losses and negative cash flows from operations since its inception. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                         /s/ Ernst & Young LLP

Palo Alto, California

February 5, 2002, except for
         Note 9, as to which
         the date is March 22,
         2002

                               Snowball.com, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                            December 31,     December 31,
                                                                                2001             2000
                                                                            -------------    -------------
 Assets
 Current assets:
       Cash and cash equivalents                                            $       8,285    $      26,479
       Accounts receivable, net of allowance of $550 and $768 at
           December 31, 2001 and 2000, respectively                                 1,544            3,401
       Prepaid expenses and other current assets                                      626            1,869
                                                                            -------------    -------------
           Total current assets                                                    10,455           31,749

 Restricted cash                                                                    2,296            5,111
 Goodwill and intangible assets, net                                                2,218            6,655
 Fixed assets, net                                                                  6,118           10,826
 Other assets                                                                         227              499
                                                                            -------------    -------------
           Total assets                                                     $      21,314    $      54,840
                                                                            =============    =============

 Liabilities and stockholders' equity
 Current liabilities:
       Accounts payable                                                     $       1,732    $       2,025
       Accrued liabilities and other                                                2,245            6,343
       Deferred revenue                                                             1,410              953
       Current equipment financing obligations                                      1,538            1,649
                                                                            -------------    -------------
           Total current liabilities                                                6,925           10,970

 Deferred rent                                                                        562               85
 Long-term equipment financing obligations                                             75            1,484
 Commitments

 Stockholders' equity:
      Convertible preferred stock, $0.001 par value, issuable in series:
          5,000,000 shares authorized and no shares outstanding                        --               --
      Common stock, $0.001 par value: 100,000,000 shares authorized,
          1,804,052 and 2,087,196 shares issued and outstanding
          at December 31, 2001 and 2000, respectively                                   2                2
      Treasury stock, 269,311 shares at December 31,
          2001 and none at December 31, 2000                                       (1,172)              --
      Additional paid-in capital                                                  150,004          151,491
      Notes receivable from stockholders                                             (165)            (338)
      Deferred stock-based compensation                                                --           (3,363)
      Prepaid marketing and distribution rights, net                                   --             (926)
      Accumulated deficit                                                        (134,917)        (104,565)
                                                                            -------------    -------------
           Total stockholders' equity                                              13,752           42,301
                                                                            -------------    -------------

           Total liabilities and stockholders' equity                       $      21,314    $      54,840
                                                                            =============    =============

See note to consolidated financial statements.

                               Snowball.com, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                      Year ended December 31,
                                                          -----------------------------------------------
                                                               2001             2000             1999
                                                          -------------    -------------    -------------
Revenue                                                   $       9,687    $      21,242    $       6,674
Cost of revenue                                                   2,961           11,852            4,316
                                                          -------------    -------------    -------------
     Gross profit                                                 6,726            9,390            2,358

Operating expenses:
     Production and content                                       7,027           11,842            6,610
     Engineering and development                                  6,407            9,454            5,084
     Sales and marketing                                         10,122           38,378           20,393
     General and administrative                                   4,245            5,971            3,486
     Stock-based compensation /a/                                 2,003            6,139            1,521
     Amortization of goodwill and intangible assets               3,692            4,001              471
     Restructuring and asset impairment charges                   4,171               --               --
                                                          -------------    -------------    -------------
          Total operating expenses                               37,667           75,785           37,565
                                                          -------------    -------------    -------------

Loss from operations                                            (30,941)         (66,395)         (35,207)
Interest income, net                                                589            1,591              265
Other income                                                         --               --              120
                                                          -------------    -------------    -------------
Net loss                                                  $     (30,352)   $     (64,804)   $     (34,822)
                                                          =============    =============    =============

Basic and diluted net loss per share                      $      (16.21)   $      (44.36)   $   (3,482.20)
                                                          =============    =============    =============

Shares used in per share calculation /b/                          1,873            1,461               10
                                                          =============    =============    =============

Pro forma basic and dilutive net loss
     per share (unaudited)                                                 $      (36.30)   $      (34.75)
                                                                           =============    =============

Shares used in pro forma
     per share calculation /c/                                                     1,785            1,002
                                                                           =============    =============

/a/  Stock-based compensation relates to the following:
          Cost of revenue                                 $           4    $          25    $           7
          Production and content                                    326            1,808              407
          Engineering and development                               148              486              263
          Sales and marketing                                       323            1,415              777
          General and administrative                              1,202            2,405               67
                                                          -------------    -------------    -------------
               Total                                      $       2,003    $       6,139    $       1,521
                                                          =============    =============    =============

/b/ All shares have been restated to reflect the one-for-three and one-for-six reverse stock splits, which were effective March 6, 2001 and September 24, 2001, respectively.

/c/ Pro forma weighted average shares outstanding assumes the conversion of all shares of preferred stock into common stock, effective as of the original issue date for the preferred stock.

See note to consolidated financial statements.

                               Snowball.com, Inc.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                                           Convertible Preferred                                  Additional
                                                                    Stock                  Common Stock         Paid in Capital/
                                                         -------------------------   -------------------------  Net Contribution
                                                            Shares        Amount         Shares       Amount     From Imagine
                                                         -----------------------------------------------------------------------
Balance at December 31, 1998                                      --    $       --            --    $       --    $    5,701
Issuance of common stock to founders and
     employees for cash and notes receivable                      --            --       211,794             0           382
Issuance of Series A preferred stock for
     cash, notes receivable and assets
     transferred from Imagine Media                        9,990,111            10            --            --         3,257
Issuance of Series B and B-1 preferred stock
     for cash and assets transferred from
     Imagine Media                                         4,028,437             4            --            --        23,746
Issuance of Series B-1 preferred stock to
     strategic partner and officer for cash and
     marketing rights                                        668,721             1            --            --         6,571
Issuance of common stock to employees upon
     exercise of stock options, net of repurchases                --            --        92,681             0         1,108
Issuance of warrants to purchase Series B-1
     preferred stock in connection with lease financing
     and term loan                                                --            --            --            --           948
Issuance of Series C preferred stock for cash and
     conversion of $3.0 million term loan                  3,379,000             3            --            --        33,786
Payments received on notes receivable from
     stockholders                                                 --            --            --            --            --
Issuance of common stock in connection
     with acquisitions                                            --            --         5,833             0           780
Deferred stock-based compensation                                 --            --            --            --        12,389
Amortization of deferred compensation and
     prepaid marketing and distribution rights                    --            --            --            --            --
Net and comprehensive loss for the period                         --            --            --            --            --
                                                         -----------------------------------------------------------------------
Balance at December 31, 1999                              18,066,269    $       18       310,308    $        0    $   88,668

Issuance of Series C preferred stock for cash                150,000             0            --            --         1,490
Issuance of common stock for Series A, B-1 and
    C preferred stock conversion                         (18,216,269)          (18)    1,419,995             2            16
Issuance of common stock for initial public
    offering, net                                                 --            --       347,222             0        62,109
Issuance of common stock for donation to
    charitable foundation                                         --            --         5,556             0         1,000
Issuance of common stock for exercise of
    warrants                                                      --            --         1,665             0            --
Issuance of common stock to employees,
    net of repurchases                                            --            --         2,450             0          (426)
Forgiveness and repayment of notes receivable
    from stockholders                                             --            --            --            --            --
Deferred stock-based compensation                                 --            --            --            --        (1,986)
Amortization of deferred stock-based compensation
    and prepaid marketing & distribution rights                   --            --            --            --           620
Net and comprehensive loss for the period                         --            --            --            --            --
                                                         -----------------------------------------------------------------------
Balance at December 31, 2000                                      --    $       --     2,087,196    $        2    $  151,491

Issuance of common stock to employees,
     net of repurchases                                           --            --       (13,833)            0          (127)
Purchase of treasury stock                                        --            --      (269,311)       (1,172)           --
Forgiveness and repayment of notes receivable
    from stockholders                                             --            --            --            --            --
Deferred stock-based compensation                                 --            --            --            --        (1,268)
Amortization of deferred stock-based compensation
    and prepaid marketing & distribution rights                   --            --            --            --           (92)
Net and comprehensive loss for the period                         --            --            --            --            --
                                                         -----------------------------------------------------------------------
Balance at December 31, 2001                                      --    $       --     1,804,052    $   (1,170)   $  150,004
                                                         =======================================================================

                                                                                      Prepaid
                                                            Notes                     Marketing
                                                         Receivable      Deferred        and                        Total
                                                            From       Stock-Based   Distribution  Accumulated  Stockholders'
                                                         Stockholders  Compensation     Rights        Deficit       Equity
                                                         --------------------------------------------------------------------
Balance at December 31, 1998                              $       --    $       --    $       --    $   (4,939)   $      762
Issuance of common stock to founders and
     employees for cash and notes receivable                    (302)           --            --            --            79
Issuance of Series A preferred stock for
     cash, notes receivable and assets
     transferred from Imagine Media                           (2,000)           --            --            --         1,267
Issuance of Series B and B-1 preferred stock
     for cash and assets transferred from
     Imagine Media                                                --            --            --            --        23,750
Issuance of Series B-1 preferred stock to
     strategic partner and officer for cash and
     marketing rights                                             --            --        (2,339)           --         4,233
Issuance of common stock to employees upon
     exercise of stock options, net of repurchases            (1,044)           --            --            --            65
Issuance of warrants to purchase Series B-1
     preferred stock in connection with lease financing
     and term loan                                                --            --            --            --           948
Issuance of Series C preferred stock for cash and
     conversion of $3.0 million term loan                         --            --            --            --        33,789
Payments received on notes receivable from
     stockholders                                              2,045            --            --            --         2,045
Issuance of common stock in connection
     with acquisitions                                            --            --            --            --           780
Deferred stock-based compensation                                 --       (12,389)           --            --            --
Amortization of deferred compensation and
     prepaid marketing and distribution rights                    --         1,521           244            --         1,765
Net and comprehensive loss for the period                         --            --            --       (34,822)      (34,822)
                                                         --------------------------------------------------------------------
Balance at December 31, 1999                              $   (1,301)   $  (10,868)   $   (2,095)   $  (39,761)   $   34,661

Issuance of Series C preferred stock for cash                     --            --            --            --         1,490
Issuance of common stock for Series A, B-1 and
    C preferred stock conversion                                  --            --            --            --            --
Issuance of common stock for initial public
    offering, net                                                 --            --            --            --        62,109
Issuance of common stock for donation to
    charitable foundation                                         --            --            --            --         1,000
Issuance of common stock for exercise of
    warrants                                                      --            --            --            --            --
Issuance of common stock to employees,
    net of repurchases                                            --            --            --            --          (426)
Forgiveness and repayment of notes receivable
    from stockholders                                            963            --            --            --           963
Deferred stock-based compensation                                 --         1,986            --            --            --
Amortization of deferred stock-based compensation
    and prepaid marketing & distribution rights                   --         5,519         1,169            --         7,308
Net and comprehensive loss for the period                         --            --            --       (64,804)      (64,804)
                                                         --------------------------------------------------------------------
Balance at December 31, 2000                              $     (338)   $   (3,363)   $     (926)   $ (104,565)   $   42,301

Issuance of common stock to employees,
     net of repurchases                                           --            --            --            --          (127)
Purchase of treasury stock                                        --            --            --            --        (1,172)
Forgiveness and repayment of notes receivable
    from stockholders                                            173            --            --            --           173
Deferred stock-based compensation                                 --         1,268            --            --            --
Amortization of deferred stock-based compensation
    and prepaid marketing & distribution rights                   --         2,095           926            --         2,929
Net and comprehensive loss for the period                         --            --            --       (30,352)      (30,352)
                                                         --------------------------------------------------------------------
Balance at December 31, 2001                              $     (165)   $       --    $       --    $ (134,917)   $   13,752
                                                         ====================================================================

See notes to consolidated financial statements.

                               Snowball.com, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                            Year ended December 31,
                                                                       --------------------------------
                                                                         2001        2000        1999
                                                                       --------    --------    --------
Cash flows from operations
   Net loss                                                            $(30,352)   $(64,804)   $(34,822)
   Reconciliation to net cash used in operations:
       Depreciation and amortization                                      7,770       7,874       1,769
       Stock-based compensation                                           2,003       6,139       1,521
       Charitable contribution of common stock                               --       1,000          --
       Restructuring and asset impairment charges                         1,751          --          --
       Other non-cash expenses                                              331         641         948
       Changes in assets and liabilities:
          Accounts receivable                                             1,812      (1,199)     (1,640)
          Prepaid expenses and other assets                               1,349         525      (2,798)
          Accounts payable and accrued liabilities                       (4,391)        615       7,487
          Deferred revenue                                                  457         251         654
          Deferred rent                                                     477          --          --
                                                                       --------    --------    --------
              Net cash used in operating activities                     (18,793)    (48,958)    (26,881)
                                                                       --------    --------    --------

Cash flows from investment activities
   Proceeds from (purchases of) short-term investments                    2,815       2,889      (8,000)
   Acquisition of goodwill and intangible assets                             --      (6,090)     (2,550)
   Purchases of fixed assets                                               (593)    (10,331)     (5,575)
   Net refund on tenant improvements                                      1,143          --          --
                                                                       --------    --------    --------
              Net cash provided by (used in) investment activities        3,365     (13,532)    (16,125)
                                                                       --------    --------    --------

Cash flows from financing activities
   Proceeds from issuance of common stock related
       to initial public offering, net                                       --      62,114          --
   Proceeds from other issuance of common and preferred
       stock, net of (repurchases)                                          (74)      1,750      62,228
   Proceeds from equipment financing obligations                             --       1,526       3,464
   Proceeds from borrowings under term loan                                  --      12,000      15,150
   Repayment of borrowings under term loan                                   --     (12,400)    (12,000)
   Repayment of equipment financing obligations                          (1,520)     (1,510)       (347)
   Purchase of stock for treasury                                        (1,172)         --          --
                                                                       --------    --------    --------
              Net cash provided by (used in) financing activities        (2,766)     63,480      68,495
                                                                       --------    --------    --------

Net increase (decrease) in cash and cash equivalents                    (18,194)        990      25,489
Cash and cash equivalents at beginning of year                           26,479      25,489          --
                                                                       --------    --------    --------
Cash and cash equivalents at end of year                               $  8,285    $ 26,479    $ 25,489
                                                                       ========    ========    ========

Supplemental schedule of non-cash investing and financing activities

Repurchase of common stock in connection with
       reduction of shareholder notes receivable                             --    $    724          --
                                                                       ========    ========    ========
Common stock issued for notes receivable                                     --          --    $  3,346
                                                                       ========    ========    ========
Deferred stock compensation                                            $  1,268    $  1,986    $ 12,389
                                                                       ========    ========    ========
Conversion of term loan debt to Series C preferred stock                     --          --    $  3,000
                                                                       ========    ========    ========
Common and preferred stock issued for goodwill and
       intangible assets and prepaid marketing and distribution              --          --    $  3,119
                                                                       ========    ========    ========

See notes to consolidated financial statements.

                               Snowball.com, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Company and Summary of Significant Accounting Policies

Description of Company

      Snowball.com, Inc. ("Snowball") was incorporated as Affiliation, Inc. in the state of Delaware on January 6, 1999, and commenced operations as a separate legal entity at that time. From its inception in January 1997 through January 5, 1999, Snowball operated as a division of Imagine Media, Inc. ("Imagine Media"). Snowball is an Internet media company that operates a network of destination web sites providing content, community and commerce primarily to teens and young adults between the ages of 13 and 30 who consider the Internet to be an integral part of their daily lives. Snowball serves the members of this community by providing them with opinionated, current content, relevant services such as e-mail and instant messaging and a forum for interacting with one another. Snowball provides its advertisers with targeted access to these users and supplies its content partners with an integrated package of marketing services and audience-development opportunities. Snowball has sustained net losses and negative cash flows from operations since inception. Snowball's ability to meet obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and raise additional financing through public or private equity financings, collaborative or other arrangements with corporate sources, or other sources of financing. In the year ended December 31, 1999, Snowball received net financing of approximately $65.2 million through the issuance of common stock and Series A, B1 and C convertible preferred stock. During the year ending December 31, 2000, Snowball received approximately $63.9 million, primarily from the net issuance of common stock through our initial public offering. Although management believes that existing funds as of December 31, 2001 will be sufficient to enable Snowball to meet planned expenditures through at least December 31, 2002, this belief is subject to many of the risks and uncertainties discussed throughout this report. To meet our longer-term liquidity needs, potentially including our needs in fiscal 2002, we expect to need to raise additional funds, establish additional credit facilities, seek other financing arrangements or further reduce costs and expenses. Additional funding may not be available on favorable terms, on a timely basis or at all. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Principles of Consolidation

      The consolidated financial statements include the accounts of Snowball and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated.

Basis of Presentation

      All share and per share numbers in the accompanying consolidated financial statements and financial notes thereto have been adjusted to retroactively reflect our one-for-three and one-for-six reverse stock splits, which were effective March 6, 2001 and September 24, 2001, respectively. (See Note 7).

      Certain reclassifications, none of which have affected operating loss or net loss, have been made to prior year balances in order to conform to the current year presentation.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported

                               Snowball.com, Inc.

amounts of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ materially from those estimates.

Certain Risks and Concentrations

      Snowball has a limited operating history and its prospects are subject to the risks, expenses, and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as Internet services. These risks include the failure to develop and extend online service brands, the rejection of services by web consumers, vendors, and/or advertisers, the inability of Snowball to maintain and increase the level of traffic to our IGN network from online services, as well as other risks and uncertainties. In the event that Snowball does not successfully implement its business plan or adequately change its plan to adapt to a changing market and environment, certain assets may not be recoverable.

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

      For the years ended December 31, 2001, 2000, and 1999 no customer accounted for over 10% of total revenue and no customer accounted for over 10% of gross accounts receivable at December 31, 2001 and 2000. Accounts receivable is stated net of allowance for doubtful accounts. A summary of change in the allowance is as follows:

                                                         December 31,
                                               --------------------------------
Allowance for doubtful accounts                  2001        2000        1999
                                               --------    --------    --------
                                                        (in thousands)
Balance at beginning of period                 $    768    $    528    $     99
Additions charged to costs and expenses              45         357         734
Write-off of uncollectible accounts                (263)       (117)       (305)
                                               --------    --------    --------
Balance at end of period                       $    550    $    768    $    528
                                               ========    ========    ========

Revenue Recognition

      Revenue is derived principally from short-term contracts for various sizes and types of impression-based advertisements, including Flash, Unicast, and click-within advertising units. This revenue is recognized at the lesser of the straight-line basis over the term of the contract or the ratio of impressions delivered over total committed impressions, provided that we do not have any significant remaining obligations and collection of the resulting receivable is probable. To the

                               Snowball.com, Inc.

extent that minimum committed impression levels or other obligations are not met, we defer recognition of the corresponding revenue until such levels are achieved.

      Revenue also includes fees from sponsorship, fixed slotting fees, variable lead generation, commerce partnerships and other marketing programs under contracts in which we commit to provide our business customers with promotional opportunities or web-based services in addition to impression-based banner advertising. We generally receive a fixed fee and/or incremental payments for lead generation, customer delivery or traffic driven to the commerce partner's site. Revenue that includes delivery of various types of impressions and services is recognized based on the lesser of the straight-line basis over the term of the contract, the ratio of average impressions delivered, or upon delivery when no minimum guaranteed deliverable exists.

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

      Approximately 92%, 99% and 100% of our revenue was from advertising and marketing programs and services in 2001, 2000 and 1999, respectively.

      Snowball has not recognized any revenue related to the nonmonetary exchange of advertising for advertising as such exchanges were not objectively determinable based on the criteria set forth in Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions."

Advertising Expenses

      Snowball expenses the cost of advertising as incurred. Advertising expenses were approximately $175 thousand, $12.3 million and $8.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

Goodwill and Intangible Assets

      Goodwill consists of the excess of purchase price paid over identified tangible and intangible net assets and trademarks. Goodwill and intangible assets are amortized using the

                               Snowball.com, Inc.

straight-line method over the period of expected benefit, generally three years. Goodwill and other intangible assets are evaluated quarterly for impairment. Snowball records impairment losses on goodwill and other intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount. Conditions that would trigger an impairment assessment include material adverse changes in operations or Snowball's decision to abandon acquired products, services or technologies. Measurement of fair value would be based on discounted cash flows at Snowball's incremental borrowing rate and would include a factor for the probability that the impaired product would be successful. During 2001, Snowball had recorded asset impairment charges of $1.7 million. No such charges were recorded in 2000 or 1999. In January 2002, Snowball sold its HighSchoolAlumni web site. Accordingly, $268 thousand of remaining unamortized goodwill related to our 1999 Ameritrack, Inc. acquisition was written off at the time of sale.

Fair Value of Financial Instruments

      The carrying amounts of Snowball's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and deferred revenue, approximate their fair value at December 31, 2001 and 2000 because of their short maturities. The carrying amount of Snowball's capital lease obligations approximate their fair value based upon implicit interest rates of the leases.

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

      In accordance with Statement of Financial Accounting Standards No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of shares of common stock that are subject to repurchase. Diluted net loss per share includes the impact of options and warrants to purchase common stock, if dilutive. There is no difference between our basic and diluted net loss per share as we incurred losses in each of the periods presented. Pro forma basic and diluted net loss per share, as presented in the statements of operations, has been computed as described above and also gives effect, under SEC guidance, to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance. Snowball commenced operations as a separate legal entity in January 1999 and issued common stock in February 1999. Accordingly, historical earnings per share have been presented beginning with the year ended December 31, 1999. The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share (in thousands, except per share data):

                               Snowball.com, Inc.

                                                          Year Ended December 31,
                                                     2001          2000           1999
                                                 -----------   -----------    -----------
Net loss                                         $   (30,352)  $   (64,804)   $   (34,822)
                                                 ===========   ===========    ===========
Basic and diluted:
   Weighted average shares of
      common stock outstanding                         1,948         1,679            230
   Less: weighted average shares
      subject to repurchase                              (75)         (218)          (220)
   Weighted average shares used in
      computing basic and diluted
      net loss per share                               1,873         1,461             10
                                                 -----------   -----------    -----------
Basic and diluted net loss per share             $    (16.21)  $    (44.36)   $ (3,482.20)
                                                 ===========   ===========    ===========

Pro forma (unaudited):
   Shares used in the above                                          1,461             10
   Pro forma adjustment to reflect weighted
      effect of assumed conversion
      of convertible preferred stock                                   324            992
   Shares used in computing pro forma
      basic and diluted net loss per share                           1,785          1,002
                                                               -----------    -----------
Pro forma basic and diluted net loss per share                 $    (36.30)   $    (34.75)
                                                               ===========    ===========

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

      The number of shares excluded from the calculation of diluted net loss per share were as follows (on an as-converted-to common basis as of December 31, 1999):

                                              Year Ended December 31,
                                           2001       2000        1999
                                         -------     -------     -------
Common stock, subject to repurchase       74,340     146,805     245,860
Preferred stock                               --          --   1,411,661
Common stock options outstanding         613,497     305,456     131,023
Warrants to purchase preferred stock          --          --      17,927

Income Taxes

      Through December 31, 1998, Snowball was not a separate taxable entity for federal, state, or local income tax purposes, and its operations were included in the tax returns of Imagine Media. Since incorporation, Snowball has recognized income taxes under the liability method.

                               Snowball.com, Inc.

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

Segment Information

      Snowball has organized its operations into a single operating segment, the sale of advertising, marketing programs and content based on material produced for distribution on the Internet. Snowball derives the significant majority of its revenue from operations in the United States.

Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets." SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and intangibles deemed to have indefinite lives. Under a non-amortization approach, goodwill and intangible assets deemed to have indefinite lives will not be amortized into results of operations, but instead would be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The provisions of the Statements that apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by Snowball on January 1, 2002. Snowball does not currently anticipate recording an impairment charge at the time of adoption; however, impairment reviews may result in future periodic write-downs.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged.

                               Snowball.com, Inc.

      We will adopt FAS 144 as of January 1, 2002 and we are currently evaluating the impact that the adoption of FAS 144 will have on our financial position and results of operations.

2. Cash and Cash Equivalents and Restricted Cash

      Cash, cash equivalents, and restricted cash consist of the following:

                                                       December 31,
                                                  ---------------------
                                                    2001         2000
                                                  --------     --------
                                                      (in thousands)
Cash and cash equivalents:
  Cash                                            $    764     $  1,496
  Money market funds                                 7,396        5,653
  Corporate commercial paper                            --       11,431
  Certificate of deposit                               125           --
  Municipal bonds                                       --        5,850
  Treasury bonds                                        --        2,049
                                                  --------     --------
    Total cash and cash equivalents                  8,285       26,479
                                                  --------     --------

Restricted cash
  Certificate of deposit                             2,296        5,111
                                                  --------     --------
    Total restricted cash                            2,296        5,111
                                                  --------     --------

Cash and cash equivalents and restricted cash     $ 10,581     $ 31,590
                                                  ========     ========

      Through December 31, 2001, the difference between the fair value and the amortized cost of available-for-sale securities was not significant; therefore, no unrealized gains or losses have been recorded in stockholders' equity. At December 31, 2001, the contractual maturity of Snowball's short-term investments was one year or less.

                               Snowball.com, Inc.

3. Balance Sheet Detail

                                              December 31,
                                        ----------------------
                                          2001          2000
                                        ----------------------
Goodwill and Intangible Assets              (in thousands)
Vault                                   $    550      $    550
Ameritrack, Inc.                           1,207         1,207
Extreme Interactive Media, Inc.               --         3,050
Two Cents, Inc.                               --            90
Game Sages                                 4,817         4,817
                                        --------      --------
                                           6,574         9,714
Less accumulated amortization             (4,356)       (3,059)
                                        --------      --------
Goodwill and intangible assets, net     $  2,218      $  6,655
                                        ========      ========

                                              December 31,
                                        ----------------------
                                          2001          2000
                                        ----------------------
Fixed Assets                                (in thousands)
Computers and equipment                 $  6,497      $  6,395
Software                                   1,893         1,800
Furniture and fixtures                     2,535         2,453
Leasehold improvements                     4,489         4,272
Construction in process                       --         1,139
                                        --------      --------
                                          15,414        16,059
Less accumulated depreciation
  and amortization                        (9,296)       (5,233)
                                        --------      --------
Fixed assets, net                       $  6,118      $ 10,826
                                        ========      ========

                                              December 31,
                                        ----------------------
                                          2001          2000
                                        ----------------------
Accrued Liabilities and Other               (in thousands)
Accrued compensation                    $    689      $  1,852
Accrued payouts to affiliates                 59         1,710
Other accrued liabilities                  1,497         2,781
                                        --------      --------
Total accrued liabilities and other     $  2,245      $  6,343
                                        ========      ========

4. Related Party Transactions

Corporate Services

      In accordance with Staff Accounting Bulletin No. 55, prior to the incorporation of Snowball, certain allocations have been reflected in our 1999 financial statements. These expenses include corporate communications, management compensation and benefits administration, payroll, accounts payable, income tax compliance, and other administration and finance overhead. Allocations and charges were based on either a direct cost pass-through for

                               Snowball.com, Inc.

incremental corporate administration, finance and management costs or a percentage allocation of costs for other services provided based on factors such as headcount and relative expenditure levels. Such allocations and charges totaled approximately $757 thousand in 1999.

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

      The Chairman of Snowball's board of directors is a principal stockholder and from May 1999 to August 2001 was the Chairman of the Board of Future Network plc, the parent company of Imagine Media. Accordingly, Imagine Media is considered a related party for the period subsequent to Snowball's incorporation. As of December 31, 2001 and 2000, Imagine Media owned approximately 2.7% and 4.7%, respectively, of the outstanding voting shares of Snowball. During 2001 and 2000, no material transactions occurred between Snowball and either Imagine Media or Future Network plc.

5. Business / Asset Acquisitions and Restructuring and Asset Impairment Charges

Ameritrack, Inc.

      On September 28, 1999, Snowball acquired all of the outstanding stock of Ameritrack, Inc., an Internet content provider doing business as HighSchoolAlumni, in exchange for approximately $1.0 million in cash and 5,000 shares of common stock valued at $180 thousand. These assets served as the foundation of our HighSchoolAlumni network. The cost of the acquisition was allocated to the assets and liabilities assumed based upon their estimated fair values as follows:

Working capital (deficit)                                           $    (3,381)
Equipment                                                                21,060
Goodwill and purchased intangibles                                    1,162,321
                                                                    -----------
                                                                    $ 1,180,000
                                                                    ===========

      The financial results of Ameritrack, Inc. were insignificant and, therefore, no pro forma information reflecting the acquisition has been presented. On January 16, 2002, we sold our HighSchoolAlumni network. See Note10 for further information.

                               Snowball.com, Inc.

Extreme Interactive Media, Inc.

      On December 17, 1999, Snowball completed the acquisition of Extreme Interactive Media, Inc. ("Extreme"), an Internet community site. Snowball acquired all of the outstanding capital stock of Extreme in exchange for 12,500 shares of Snowball common stock, valued at $600 thousand, $1.0 million in cash and $250 thousand in unsecured promissory notes, which were paid in full during 2000. During 2000, Snowball paid $1.2 million of additional cash consideration based upon the achievement of contractual milestones. The cost of the acquisition was allocated to the assets and liabilities assumed based upon their estimated fair values as follows:

Working capital                                                     $     1,885
Equipment                                                                27,361
Goodwill and purchased intangibles                                    1,820,754
                                                                    -----------
                                                                    $ 1,850,000
                                                                    ===========

      The financial results of Extreme Interactive Media were insignificant and, therefore, no pro forma information reflecting the acquisition has been presented.

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

      In February 2000, Snowball signed an asset purchase agreement with GameSages LLC, an Internet content provider under which Snowball acquired certain intangible rights such as trademarks, intellectual property rights and certain registered Internet locations, in exchange for approximately $4.8 million in cash. The financial results of this entity were insignificant and, therefore, no pro forma information reflecting this acquisition has been presented. The total purchase price has been included within goodwill and purchased intangibles.

Restructuring and Asset Impairment Charges.

      In response to the challenges in our business, during 2001 our Board of Directors approved a restructuring program aimed at reducing our underlying cost structure to better position Snowball for improved operating results. As a part of this program, we implemented reductions in force that eliminated approximately 130 positions. These reductions came from all functional areas of Snowball and, as of December 31, 2001, all of the affected employees had been terminated or notified of their termination. Charges related to these employee terminations were $728 thousand. As of December 31, 2001, $65 thousand of these charges had not yet been paid. The restructuring charges also included approximately $1.8 million in estimated facility exit costs for two of our office buildings in Brisbane, California.

      Asset impairment charges arise when the expected future discounted cash flows to be generated from a long-lived intangible asset, goodwill in our case, are less than the present carrying value. We recorded an impairment charge of $1.6 million recorded against the remaining unamortized goodwill of our 1999 acquisition of Extreme Interactive Media, Inc. when we

                               Snowball.com, Inc.

discontinued operation of that site during 2001. We had no restructuring and asset impairment charges in 1999 or 2000.

6. Term Loan

      In November 1999, Snowball entered into a term loan agreement for up to $15.2 million. In connection with this loan agreement, Snowball issued a promissory note, which bore interest at the rate of 11.0% per annum, and warrants to purchase 30,000 shares of Series B-1 preferred stock. In November and December of 1999, Snowball drew down $15.2 million under the term loan. On December 20, 1999, $3.0 million of this loan was converted into Series C preferred stock. An additional $12.0 million was repaid in cash raised through the Series C preferred stock issuance. At December 31, 1999, $150 thousand remained payable under the term loan. In February 2000, Snowball borrowed $12.0 million, under the terms of this loan agreement. In April 2000, Snowball repaid $12.4 million in principal, accrued interest and fees, retiring this loan.

7. Stockholders' Equity

Convertible Preferred Stock

      All shares of previously outstanding preferred stock were converted into 1,419,995 shares of common stock upon the closing of our initial public offering in March 2000. In March 2000, Snowball decreased its authorized preferred stock from 20,000,000 to 5,000,000 shares. No preferred stock was outstanding as of December 31, 2001 or December 31, 2000.

      Holders of Snowball's preferred stock were entitled to one vote for each share of common stock into which the preferred stock was convertible.

Warrants

      In April 1999 and October 1999 Snowball issued warrants to purchase 21,063 and 14,064 shares, respectively, of Series B-1 preferred stock (2,927 shares of common stock as converted) in connection with lease financing. In accordance with SFAS 123, Snowball valued the warrants using the Black-Scholes option pricing model at $14.88 and $36.18 per preferred series B-1 share, respectively. The following assumptions were used in the option pricing model: preferred stock price of $25.32 and $60.00, exercise price of $18.99 and $42.66, option term of five years, risk-free rate of interest of 6%, 50% volatility, and a dividend yield of 0%. On March 24, 2000, the lessor exercised the warrants associated with these credit facilities and executed a non-cash conversion into 1,665 shares of our common stock. The value of the warrants (approximately $206 thousand) was recognized as additional interest expense during 2000 and 1999.

      In November 1999, Snowball issued a series of warrants to purchase 180,000 shares of Series B-1 preferred stock (15,000 shares of common stock as converted), in connection with entering into a term loan agreement. In accordance with SFAS 123, Snowball valued the warrants using the Black-Scholes option pricing model at $14.40 and $18.06 per preferred share. The following assumptions were used in the option pricing model: preferred stock price of $48.00, exercise price of $50.64, option term of 2 to 3 years, risk free rate of interest of 6%, 50% volatility and a dividend yield of 0%. The value of the warrants (approximately $742 thousand) was expensed during 2000 and 1999 as additional interest expense. Warrants to purchase 15,000 shares of common stock expired unexercised in 2000.

                               Snowball.com, Inc.

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

      In February 1999, Snowball loaned an aggregate of $92 thousand to an officer, secured by a full recourse promissory note and a stock pledge agreement, in connection with his purchase of 109,890 shares of common stock at $0.84 per share. The note accrued interest at a rate of 4.64% per year, payable annually, and the principal amount of the note was due and payable on or before February 1, 2003. Effective April 1, 2000, Snowball forgave the remaining balance. The total amount forgiven during 2000 was $71 thousand.

      In October and November 1999, Snowball loaned an aggregate of $933 thousand to an officer secured by full recourse promissory notes and stock pledge agreements in connection with his purchase of 100,000 shares of Series B-1 preferred stock at $6.33 per share and the exercise of options for 19,445 shares of common stock at $36.00 per share. The notes accrue interest at 5.86% and 6.08%, payable annually, and are due and payable on October 20, 2003 and November 20, 2003, respectively. Under the terms of the promissory note of $333 thousand attributable to the purchase of Series B-1 preferred stock, principal of $6,938 per month and interest are being forgiven. The promissory note of $600 thousand attributable to the purchase of the common stock was offset by a repurchase of 16,667 shares common stock. The effective date of this repurchase was in January 2001. However, the repurchase has been reflected in the financial statements as if it had occurred on the date approved by the board of directors in December 2000.

Common Stock

      In March 2000, we completed our initial public offering of 347,222 shares of common stock at an offering price of $198.00 per share, as adjusted for our one-for-three and one-for-six reverse stock splits, which were effective March 6, 2001 and September 24, 2001. We realized proceeds, net of underwriting discounts, commission and issuance costs, of approximately $62.1 million.

1999 and 2000 Equity Incentive Plans

      In February 1999, the board of directors approved the 1999 Equity Incentive Plan (the "1999 Plan"). The 1999 Plan provides for option grants at an option price no less than 85% of the fair market value of the stock subject to the option on the date the option is granted. The options must vest at a rate of at least 20% per year over five years from the date the option was granted. However, in the case of options granted to officers, directors, or consultants, the options may vest at any time established by Snowball. All options under the 1999 Plan expire ten years after their grant. The 1999 Plan also provides for restricted stock awards. The purchase price of restricted stock under these awards may not be less than 85% of the fair market value of the stock on the date the award is made or at the time the purchase is consummated.

      In February 2000, the board of directors adopted the 2000 Equity Incentive Plan (the "2000 Plan"). The 2000 Plan was substantially similar to the 1999 Plan. In addition, each

                               Snowball.com, Inc.

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

      In January 2002 and 2001, 90,203 and 104,360 shares, respectively, were added to the 2000 Plan under its annual evergreen provision.

      Aggregate activity under the 1999 and 2000 Plans is summarized as follows:

                                                               Options Outstanding
                                                -------------------------------------------------
                                   Shares                                           Weighted
                               available for    Number of         Price per          average
                                    grant        shares             share         exercise price
                               -------------    ---------         ---------       --------------
Authorized February 1999           434,212
Restricted stock granted          (100,863)
Options granted                   (217,082)       217,082       $0.84 - $144.00      $  23.10
Options canceled                    16,751        (16,751)       $0.84 - $36.00      $  13.68
Options exercised                       --        (80,419)       $0.84 - $54.00      $   5.10
                                 ---------      ---------
Balance at December 31, 1999       133,018        119,912       $0.84 - $144.00      $  36.42

Authorized March 2000              277,778
Restricted stock granted           (23,181)
Restricted stock repurchased        35,347
Options granted                   (256,694)       256,694       $6.78 - $198.00      $  96.84
Options canceled                   117,956       (117,956)      $0.84 - $198.00      $  91.98
Options exercised                       --         (8,591)       $0.84 - $36.00      $   6.06
                                 ---------      ---------
Balance at December 31, 2000       284,224        250,059       $0.84 - $198.00      $  73.26

Authorized January 2001            104,360
Restricted stock repurchased        15,141
Options granted                   (564,379)       564,379        $0.99 - $12.38      $   3.90
Options canceled                   230,761       (230,761)      $0.84 - $198.00      $  52.62
Options exercised                       --         (5,738)       $0.84 - $12.00      $   1.53
                                 ---------      ---------
Balance at December 31, 2001        70,107        577,939       $0.84 - $198.00      $  22.02
                                 =========      =========

      At December 31, 2001 and 2000, 32,476 and 79,542 shares of stock, respectively, remained subject to repurchase and 179,482 and 25,640 shares were exercisable, respectively, under the 1999 and 2000 Plans.

      The following table summarizes information regarding options outstanding and exercisable at December 31, 2001 under the 2000 Plan:

                               Snowball.com, Inc.

                                                                                     Weighted
                                                                                     average
                                                                 Weighted            remaining
      Range of              Number             Number             average          contractual
  exercise prices        outstanding        exercisable        exercise price      life (years)
  ---------------        -----------        -----------        --------------      ------------
   $0.84 - $4.08           347,287             63,181            $     0.99            9.63
   $9.00 - $12.38          151,059             73,466            $     9.13            8.94
  $24.00 - $37.13           16,678              8,522            $    33.53            8.20
  $46.13 - $54.00           14,971             13,357            $    46.93            8.58
  $72.00 - $81.00           32,561             14,435            $    78.17            8.40
 $153.00 - $168.30           7,164              3,417            $   166.76            8.13
 $180.00 - $198.00           8,219              3,104            $   196.04            8.22
                           -------            -------
                           577,939            179,482            $    22.02            9.05
                           =======            =======

2000 Employee Stock Purchase Plan

         In February 2000, the board of directors adopted the 2000 Employee Stock Purchase Plan ("ESPP") and reserved 27,778 shares of common stock under this plan. The ESPP became effective on the first business day on which price quotations for Snowball common stock were available on the Nasdaq National Market, March 21, 2000. On each January 1, beginning in 2001, the aggregate number of shares reserved for issuance under the ESPP will increase automatically by a number of shares equal to 1% of the outstanding shares on December 31 of the preceding year. In January 2002, 18,041 shares were added to the ESPP under its annual evergreen provision. The aggregate number of shares reserved for issuance under the ESPP may not exceed 277,778 shares

Other Employee Stock Issuances

         Outside of Snowball's 1999 and 2000 Plans, Snowball issued shares of common stock and option grants to founders and employees. Generally, these shares were sold pursuant to restricted stock purchase or option agreements containing provisions established by the board of directors. These provisions give Snowball the right to repurchase certain shares at the original sale price. The rights generally expire at the rate of 25% of the shares after one year and 2.0833% per month thereafter, or ratably over four years. As of December 31, 2001 and 2000, 114,167 underlying shares had been granted. At December 31, 2001, 112,668 shares were outstanding of which 41,864 remained subject to repurchase and 35,558 were exercisable. At December 31, 2000, 130,168 shares were outstanding of which 67,264 remained subject to repurchase and 55,556 were exercisable.

Stock-Based Compensation and Other Prepaid Marketing and Distribution Rights

         During 2000 and 1999, Snowball recorded deferred stock-based compensation of approximately $2.0 million and $12.0 million, respectively, representing the difference between the exercise prices and the deemed fair values of Snowball's common stock on the dates these shares and stock options were granted. Also, in October 1999 Snowball sold and issued 100,000 shares of Series B-1 preferred stock to an officer for $633 thousand in cash and notes and recorded an additional deferred stock-based compensation of approximately $417 thousand,

                               Snowball.com, Inc.

representing the difference between the price at which the stock was granted and the deemed fair value of Snowball's common stock on the date the stock was granted. Deferred stock-based compensation was recorded as a reduction to stockholders' equity and has been charged to operations on a graded amortization method over the vesting period of the related options. Snowball recorded amortization of deferred stock-based compensation of approximately $2.1 million, $6.1 million and $1.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. During the years ended December 31, 2001 and 2000, approximately $1.3 million and $4.0 million of deferred stock-based compensation was cancelled due to employee terminations. As of December 31, 2001, Snowball's deferred compensation balance was zero.

      Snowball has granted certain option awards that are subject to variable accounting, which requires re-measurement for the difference between the exercise price of the option and the intrinsic value of the stock until the date the options are exercised, forfeited, or expire unexercised. Accordingly, future re-measurements may result in stock-based compensation charges if our stock price were to exceed the strike price of these awards. As of December 31, 2001, the strike prices for these awards ranged from $9.00 to $37.13.

      In October 1999, Snowball issued 560,822 shares of Series B-1 preferred stock in connection with a commercial transaction. Snowball recorded, as an offset to the related equity, approximately $2.3 million in prepaid marketing and distribution rights representing the difference between the purchase price and the deemed fair value of the shares at that date. The rights were amortized using the straight-line method over two years and became fully amortized in 2001.

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

                                                      2001             2000            1999
                                                    --------       ------------      --------
Dividend yield                                            --                 --            --
Risk-free interest rate                                 4.00%       5.10%-5.65%         6.00%
Volatility factor                                        100%              100%           50%
Expected life                                       3-5 years         1-5 years       4 years
Weighted-average fair value of options granted      $    2.90       $     82.74       $ 10.56

      For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma expense over the options' vesting period, and results in a pro forma net loss of approximately $33.2 million, $67.3 million and $34.9 million for the years ended December 31, 2001, 2000 and 1999 and pro forma basic and diluted net loss per share of $(17.73), $(46.06) and $(3,490.50), respectively.

                               Snowball.com, Inc.

Treasury Stock

      In December 2000, the Board of Directors authorized a stock repurchase program under which Snowball is authorized to repurchase up to 277,778 shares of our common stock in the open market for cash. Repurchases may be made from time to time at market prices and as market and business conditions warrant. No time limit has been set for the completion of the program. As of December 31, 2001, Snowball had repurchased 269,311 shares at an average purchase price of $4.35 per share.

8. Provision for Income Taxes

      As of December 31, 2001, Snowball had federal net operating loss carryforwards of approximately $105.0 million. The net operating loss carryforwards will expire in 2019 through 2021. Utilization of the net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

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

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Snowball's deferred tax assets were as follows:

                                                        December 31,
                                                   -----------------------
                                                     2001           2000
                                                   --------       --------
Deferred tax assets                                     (in thousands)

Net operating losses                               $ 41,200       $ 33,100
Other                                                 2,800          2,000
                                                   --------       --------
  Total deferred tax assets                          44,000         35,100

Valuation allowance                                 (44,000)       (35,100)
                                                   --------       --------
Net deferred tax assets                            $     --       $     --
                                                   ========       ========

      Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $8.9 million and $21.9 million in 2001 and 2000, respectively.

9. Commitments

Capital Lease Obligations

      At December 31, 2001, Snowball owed a total of $1.6 million in principal relative to its capital lease obligations. On January 30, 2002, Snowball paid off the entire outstanding balance

                               Snowball.com, Inc.

owed on these leases thus transferring ownership of the assets to Snowball and ending any associated liability under the leases.

      The cost of assets under capital lease arrangements was $4.9 million at both December 31, 2001 and 2000, and the related accumulated depreciation was $4.8 million and $2.9 million at December 31, 2001 and 2000, respectively.

Operating Leases

      In March 2002, Snowball amended its lease for its Brisbane, CA facilities whereby our square footage decreased from 66,002 to 13,606 and our monthly rents decreased proportionately. Additionally, our committed lease term was reduced from an original end date of September 2012 to February 2004. As buyout consideration, the landlord drew upon their $1.6 million letter of credit, we paid an additional $416 thousand in cash and we forfeited certain furniture and all tenant improvements from the vacated space. In the first quarter of 2002, Snowball expects to record a net restructuring charge of approximately $4.9 million for the total buyout consideration. The following shows our aggregate commitments under non-cancelable office space as of December 31, 2001 as presented with and without respect to our March 2002, Brisbane lease amendment (in thousands):

                                                                           Pro forma inclusive of
                                                                            March 2002 Brisbane
Year ended December 31,                                                       lease amendment
                                                                           ----------------------
2002                                                        $  2,820                    $ 1,454
2003                                                           2,841                      1,129
2004                                                           2,940                        784
2005                                                           3,013                        683
2006                                                           3,122                        688
2007 and thereafter                                           19,218                      2,924
                                                            --------                    -------
        Total minimum lease payments                        $ 33,954                    $ 7,662
                                                            ========                    =======

      As of December 31, 2001, in connection with Snowball's Brisbane and New York facility leases, we were committed under irrevocable standby letters of credit totaling $2.3 million as security deposits for these facilities. This amount is classified as restricted cash on the accompanying balance sheet at December 31, 2001. Our total letters of credit were reduced to $783 thousand in March 2002 in association with our amended Brisbane lease.

10. Sale of HighSchoolAlumni

      On January 16, 2002 we completed the sale of our HighSchoolAlumni network for approximately $1.0 million in cash to Reunion.com, a private company. In the first quarter of 2002, we expect to record an extraordinary gain of approximately $1.1 million in association with the transaction, which represents cash received plus the deferred revenue balance as of January 15, 2002 related to the unrecognized portion of subscription money received on our HighSchoolAlumni subscription program less the net unamortized value of our 1999 acquisition of Ameritrack.

                               Snowball.com, Inc.
                   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                    (in thousands, except per share amounts)


                                                                       Quarter End
                               Dec. 31,    Sept. 30,   June 30,    Mar. 31,    Dec. 31,    Sept. 30,   June 30,    Mar. 31,
                                 2001        2001        2001        2001        2000        2000        2000        2000
                               --------    --------    --------    --------    --------    --------    --------    --------
Revenue                        $  2,766    $  2,100    $  2,309    $  2,512    $  5,256    $  5,194    $  6,201    $  4,591
Cost of sales                       409         592         728       1,232       2,890       3,041       3,390       2,531
                               --------    --------    --------    --------    --------    --------    --------    --------
    Gross profit                  2,357       1,508       1,581       1,280       2,366       2,153       2,811       2,060

Operating expenses:
    Production and content        1,292       1,509       1,755       2,471       2,936       2,373       2,963       3,570
    Engineering and
      development                 1,104       1,468       1,678       2,157       2,268       2,441       2,220       2,525
    Sales and marketing           1,372       1,799       2,841       4,110       5,783       8,248      11,228      13,119
    General and
      administrative                939         719       1,160       1,427       1,162       1,392       1,531       1,886
    Stock-based
      compensation                  106         106         488       1,303       1,007       1,286       1,892       1,954
    Amortization of goodwill
      and intangible assets         600         849       1,120       1,123       1,116       1,105       1,042         738
    Restructuring and asset
      impairment charges            180          --       2,033       1,958          --          --          --          --
                               --------    --------    --------    --------    --------    --------    --------    --------
Total operating expenses          5,593       6,450      11,075      14,549      14,272      16,845      20,876      23,792

Loss from operations             (3,236)     (4,942)     (9,494)    (13,269)    (11,906)    (14,692)    (18,065)    (21,732)
Interest and other
    income, net                      42          85         141         321         419         569         799        (196)
                               --------    --------    --------    --------    --------    --------    --------    --------
Net loss                       $ (3,194)   $ (4,857)   $ (9,353)   $(12,948)   $(11,487)   $(14,123)   $(17,266)   $(21,928)
                               ========    ========    ========    ========    ========    ========    ========    ========

Basic and diluted net
    loss per share             $  (1.80)   $  (2.60)   $  (4.96)   $  (6.76)   $  (6.09)   $  (7.50)   $  (9.30)   $(100.13)
                               ========    ========    ========    ========    ========    ========    ========    ========

Pro forma basic and dilutive
    net loss per share                                                                                             $ (14.48)
                                                                                                                   ========

                                                 Quarter End
                               Dec. 31,      Sept. 30,   June 30,    Mar. 31,
                                 1999          1999        1999        1999
                               --------      --------    --------    --------
Revenue                        $  3,460      $  1,206    $  1,110    $    898
Cost of sales                     2,029         1,052         644         591
                               --------      --------    --------    --------
    Gross profit                  1,431           154         466         307

Operating expenses:
    Production and content        2,648         1,760       1,349         853
    Engineering and
      development                 2,001         1,473       1,193         417
    Sales and marketing          10,691         7,100       1,946         656
    General and
      administrative              1,386           781         425         894
    Stock-based
      compensation                1,015           506          --          --
    Amortization of goodwill
      and intangible assets         382            74          15          --
    Restructuring and asset
      impairment charges             --            --          --          --
                               --------      --------    --------    --------
Total operating expenses         18,123        11,694       4,928       2,820

Loss from operations            (16,692)      (11,540)     (4,462)     (2,513)
Interest and other
    income, net                      86           177         147         (25)
                               --------      --------    --------    --------
Net loss                       $(16,606)     $(11,363)   $ (4,315)   $ (2,538)
                               ========      ========    ========    ========

Basic and diluted net
    loss per share             $(1,277.38)   $(946.92)   $(431.50)   $(423.00)
                               ==========    ========    ========    ========

Pro forma basic and dilutive
    net loss per share         $ (13.32)     $  (9.63)   $  (4.21)   $  (4.68)
                               ========      ========    ========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item 10 will be set forth in our Proxy Statement for our May 2002 Annual Meeting of Stockholders, under the caption "Proposal No. 1 - Election of Directors," and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this Item 11 will be set forth in our Proxy Statement for our May 2002 Annual Meeting of Stockholders, under the caption "Executive Compensation," and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item 12 will be set forth in our Proxy Statement for our May 2002 Annual Meeting of Stockholders, under the caption "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item 13 will be set forth in our Proxy Statement for our May 2002 Annual Meeting of Stockholders, under the caption "Certain Relationships and Related Transactions," and is incorporated herein by reference.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

      1. Consolidated Financial Statements and Report of Ernst & Young LLP, which are set forth in the index to Consolidated Financial Statements on page 37.

      2.    Financial Statement Schedules:

            All schedules have been omitted since they either are not required or because the required information is included in the financial statements or related notes.

      3.    Exhibits:

            The following table lists the exhibits filed as part of this report. In some cases, these exhibits are incorporated into this report by reference to exhibits to our other filings with the Securities and Exchange Commission. Where an exhibit is incorporated by reference, we have noted the type of form filed with the Securities and Exchange Commission, the file number of that form, the date of the filing and the number of the exhibit referenced in that filing.


                                                                            Incorporated by Reference
Exhibit                                                       -----------------------------------------------------     Filed
  No.      Exhibit                                                  Form        File No.     Exhibit No.Filing Date    Herewith
--------------------------------------------------------------------------------------------------------------------------------
     2.01  Stock Exchange Agreement among Registrant,                S-1       333-93487        2.01      3/17/00
           Ameritrack, Inc. and the security holders of
           Ameritrack, Inc., dated as of September 28, 1999.
     2.02  Stock Purchase and Exchange Agreement among               S-1       333-93487        2.02      3/17/00
           Registrant, Extreme Interactive Media, Inc. and all
           of the security holders of Extreme Interactive
           Media, Inc., dated as of December 17, 1999.
     3.01  Registrant's Certificate of Amended and Restated         10-Q       000-29121        3.01      11/14/01
           Certificate of Incorporation.
     3.02  Registrant's Amended Bylaws                              10-Q       000-29121        3.02      11/14/01
     4.01  Specimen Certificate for Registrant's common stock.       S-1       333-93487        4.01      3/17/00
    10.01  Form of Indemnity Agreement between Registrant and        S-1       333-93487        10.01     3/17/00
           each of its directors and executive officers.
    10.02  Amendment to Offer Letter dated February 1, 1999         10-Q       000-29121        10.01     5/14/01
           from Registrant to Mark A. Jung, dated May 1, 2001.
    10.03  1999 Equity Incentive Plan and related agreements.        S-1       333-93487        10.02     3/17/00
    10.04  Amendment to Offer Letter dated October 18, 1999         10-Q       000-29121        10.02     5/14/01
           from Registrant to James R. Tolonen, dated May 1,
           2001.
    10.05  2000 Equity Incentive Plan and forms of stock option      S-1       333-93487        10.03     3/17/00
           agreements and stock option exercise agreements.
    10.06  Offer Letter dated February 15, 2000, from               10-Q       000-29121        10.03     5/14/01
           Registrant to Richard D. Boyce, as amended May 1, 2001.
    10.07  2000 Employee Stock Purchase Plan and forms of            S-1       333-93487        10.04     3/17/00
           related agreements.
    10.08  Adoption Agreement for Pan American Life Insurance        S-1       333-93487        10.05
           3/17/00 Standardized 401(k) Profit Sharing Plan and
           Trust dated April 1, 1999, and related agreements.
    10.09  Offer Letter dated February 1, 1999 from Registrant       S-1       333-93487        10.06     3/17/00
           to Mark A. Jung.
    10.12  Offer Letter dated March 15, 1999 from Registrant to      S-1       333-93487        10.09     3/17/00
           Teresa M. Crummett.
    10.13  Offer Letter dated March 15, 1999 from Registrant to      S-1       333-93487        10.1      3/17/00
           Kenneth H. Keller.
    10.14  Offer Letter dated October 18, 1999 from Registrant       S-1       333-93487        10.11     3/17/00
           to James R. Tolonen.
    10.15  Secured Promissory Note between Registrant and Mark       S-1       333-93487        10.12     3/17/00
           A. Jung, dated as of February 1, 1999.
    10.16  Secured Promissory Note between Registrant and            S-1       333-93487        10.13     3/17/00
           Christopher Anderson, dated as of February 1, 1999.

    10.17  Secured Promissory Note between Registrant and James      S-1       333-93487        10.14     3/17/00
           R. Tolonen and Ginger Tolonen Family Trust dated
           9/26/96, dated as of October 20, 1999.
    10.18  Secured Promissory Note between Registrant and James      S-1       333-93487        10.15     3/17/00
           R. Tolonen, dated as of November 30, 1999.
    10.20  Services and Support Agreement between Registrant         S-1       333-93487        10.17     3/17/00
           and Imagine Media, Inc., dated as of January 7,
           1999.
    10.21  Brisbane Technology Park Lease dated November 29,         S-1       333-93487        10.18     3/17/00
           1999, between Registrant and GAL-Brisbane, L.P.
    10.22  Sublease Agreement dated as of May 1, 1999, between       S-1       333-93487        10.19     3/17/00
           Registrant and Imagine Media, Inc.
    10.23  Loan and Security Agreement dated November 8, 1999,       S-1       333-93487        10.2      3/17/00
           between Registrant and Sand Hill Capital II, L.P.
    10.24  Indemnity Agreement dated as of June 1, 1999,             S-1       333-93487        10.21     3/17/00
           between Registrant and Richard LeFurgy.
    10.25  Desktop.com Letter Agreement dated as of December         S-1       333-93487        10.22     3/17/00
           29, 1999 between the Registrant and Desktop.com, Inc.
    10.26  eCommerce and Content Agreement dated as of January       S-1       333-93487        10.23     3/17/00
           1, 2000 between the Registrant and EBWorld.com,
           Inc.
    10.27  eCommerce Agreement dated as of October 15, 1999          S-1       333-93487        10.24     3/17/00
           between the Registrant and edu.com, inc.
    10.28  Content Agreement dated as of September 29, 1999          S-1       333-93487        10.25     3/17/00
           between the Registrant and Gloss.com, Inc.
    10.29  eCommerce Agreement dated as of December 23, 1999         S-1       333-93487        10.26     3/17/00
           between the Registrant and Kabang.com, Inc.
    10.30  Services and Promotion Agreement dated as of              S-1       333-93487        10.27     3/17/00
           December 22, 1999 between the Registrant and
           Riffage.com, Inc.
    10.31  Services and Promotion Agreement dated as of              S-1       333-93487        10.28     3/17/00
           December 22, 1999 between the Registrant and
           X-drive, Inc.
    10.32  Webcourier Provider Agreement dated as of November        S-1       333-93487        10.29     3/17/00
           29, 1999 between the Registrant and Microsoft
           Corporation.
    10.33  Webcourier Provider Agreement dated as of October         S-1       333-93487        10.3      3/17/00
           28, 1999 between the Registrant and Microsoft
           Corporation.
    10.34  Webcourier Provider Agreement dated as of October         S-1       333-93487        10.31     3/17/00
           25, 1999 between the Registrant and Microsoft
           Corporation.
    10.35  eCommerce Agreement dated as of February 1, 2000          S-1       333-93487        10.32     3/17/00
           between the Registrant and drugstore.com, Inc.
    10.36  Commerce Agreement dated as of February 29, 2000          S-1       333-93487        10.33     3/17/00
           between the Registrant and JobDirect.com.
    10.37  Lease dated March, 2000 between Registrant and 475        S-1       333-93487        10.34     3/17/00
           Park Avenue So. Co.
    10.38  First Amendment to Brisbane Technology Park Lease                                                             X
           Dated November 29, 1999, Between Registrant and
           GAL-Brisbane, L.P. Dated May 4, 2000.
    10.39  Second Amendment to Brisbane Technology Park Lease                                                            X
           Dated November 29, 1999, Between Registrant and
           GAL-Brisbane, L.P. Dated November 16, 2000.
    10.40  Fourth Amendment to Brisbane Technology Park Lease                                                            X
           Dated November 29, 1999, Between Registrant and
           GAL-Brisbane, L.P. Dated March 13, 2002.
    21.01  Subsidiaries of Registrant.                               S-1       333-93487        21.01     3/17/00
    23.01  Consent of Ernst & Young LLP, independent auditors.                                                           X
    24.01  Power of Attorney (included on page 64 of this Form                                                           X
           10-K).

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on this 29th day of March, 2002.

                                    SNOWBALL.COM, INC.


                                    By /s/ Mark A. Jung
                                       ----------------------
                                       Mark A. Jung
                                       Chief Executive Officer and Director

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

Date                Signature                Capacity

March 29, 2002     /s/ Mark A. Jung          Chief Executive Officer and
                   -----------------         Director
                       Mark A. Jung

March 29, 2002     /s/ James R. Tolonen      Chief Financial and Chief Operating
                  ---------------------      Officer and Director
                       James R. Tolonen

March 29, 2002     /s/ Sean C. Deorsey       Controller and Chief
                  ---------------------      Accounting Officer
                       Sean C. Deorsey

March 29, 2002     /s/ Chris Anderson        Chairman of the Board
                  --------------------       of Directors
                  Chris Anderson

March 29, 2002     /s/ Michael Orsak         Director
                  ---------------------
                  Michael Orsak

March 29, 2002     /s/ Robert H. Reid        Director
                  ---------------------
                  Robert H. Reid