Form 10-K/A
period 2001-12-31
SNOWBALL COM INC
filed 2002-05-09
CIK 1101547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
FORM 10-K/A
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Fiscal Year Ended December 31, 2001

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from              to
Commission File Number: 000-29121

SNOWBALL.COM, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3316902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3240 BAYSHORE BOULEVARD, BRISBANE, CA 94005
(Address of principal executive offices) (Zip Code)
(415) 508-2000
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

NONE

Securities Registered Pursuant to Section 12(g) of the Act:

COMMON STOCK $0.001 PAR VALUE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) whether the registrant has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of such shares on February 28, 2002 as reported on the Nasdaq SmallCap Market, was approximately $ 4,346,993.

As of February 28, 2002, there were 1,813,849 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s May 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this annual report on Form 10-K.

SNOWBALL.COM, INC.
AMENDMENT NO. 1 TO 2001 ANNUAL REPORT ON FORM 10-K

EXPLANATORY NOTE

The purpose of this Form 10-K/A is to file Exhibits 10.20 and 10.21, to amend and restate Item 14(a) of the Registrant’s Form 10-K and to add the information required by Item 14(b) to the Registrant’s Form 10-K.

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

Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

2.01	Stock Exchange Agreement among Registrant, Ameritrack, Inc. and the security holders of Ameritrack, Inc., dated as of September 28, 1999.	S-1	333-93487	3/17/00	2.01

3.01	Registrant’s Certificate of Amended and Restated Certificate of Incorporation.	10-Q	000-29121	11/14/01	3.01

3.02	Registrant’s Amended Bylaws.	10-Q	000-29121	11/14/01	3.02

4.01	Specimen Certificate for Registrant’s common stock.	S-1	333-93487	3/17/00	4.01

10.01	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.	S-1	333-93487	3/17/00	10.01

10.02*	1999 Equity Incentive Plan and related agreements.	S-1	333-93487	3/17/00	10.02

10.03*	2000 Equity Incentive Plan and forms of stock option agreements and stock option exercise agreements.	S-1	333-93487	3/17/00	10.03

10.04*	2000 Employee Stock Purchase Plan and forms of related agreements.	S-1	333-93487	3/17/00	10.04

10.05*	Adoption Agreement for Pan American Life Insurance Standardized 401(k) Profit Sharing Plan and Trust dated April 1, 1999, and related agreements.	S-1	333-93487	3/17/00	10.05

10.06*	Offer Letter dated February 1, 1999 from Registrant to Mark A. Jung.	S-1	333-93487	3/17/00	10.06

10.07*	Offer Letter dated March 15, 1999 from Registrant to Teresa M. Crummett.	S-1	333-93487	3/17/00	10.09

10.08*	Offer Letter dated March 15, 1999 from Registrant to Kenneth H. Keller.	S-1	333-93487	3/17/00	10.10

10.09*	Offer Letter dated October 18, 1999 from Registrant to James R. Tolonen.	S-1	333-93487	3/17/00	10.11

10.10*	Amendment to Offer Letter dated February 1, 1999 from Registrant to Mark A. Jung, dated May 1, 2001.	10-Q	000-29121	5/14/01	10.01

10.11*	Amendment to Offer Letter dated October 18, 1999 from Registrant to James R. Tolonen, dated May 1, 2001.	10-Q	000-29121	5/14/01	10.02

10.12*	Offer Letter dated February 15, 2000, from Registrant to Richard D. Boyce, as amended May 1, 2001.	10-Q	000-29121	5/14/01	10.03

10.13*	Secured Promissory Note between Registrant and James R. Tolonen, dated as of November 30, 1999.	S-1	333-93487	3/17/00	10.15

10.14	Indemnity Agreement dated as of June 1, 1999, between Registrant and Richard LeFurgy.	S-1	333-93487	3/17/00	10.21

10.15	Brisbane Technology Park Lease dated November 29, 1999, between Registrant and GAL-Brisbane, L.P.	S-1	333-93487	3/17/00	10.18

2

10.16	Lease dated March, 2000 between Registrant and 475 Park Avenue So. Co.	S-1	333-93487	3/17/00	10.34

10.17	First Amendment to Brisbane Technology Park Lease dated November 29, 1999, between Registrant and GAL-Brisbane, L.P. dated May 4, 2000.					X**

10.18	Second Amendment to Brisbane Technology Park Lease dated November 29, 1999, between Registrant and GAL-Brisbane, L.P. dated November 16, 2000.					X**

10.19	Fourth Amendment to Brisbane Technology Park Lease dated November 29, 1999, between Registrant and GAL-Brisbane, L.P. Dated March 13, 2002.					X**

10.20*	Non-Statutory Stock Option Agreement dated October 23, 2001 between Registrant and Mark Jung and related agreements.					X

10.21*	Non-Statutory Stock Option Agreement dated October 23, 2001 between the Registrant and James Tolonen and related agreements.					X

21.01	Subsidiaries of Registrant.	S-1	333-93487	3/17/00	21.01

23.01	Consent of Ernst & Young LLP, independent auditors.					X**

24.01	Power of Attorney (included on page 66 of this Form 10-K).					X**

*	Management contract, compensatory plan or arrangement
**	Previously filed
(b) Reports Filed on Form 8-K.

No reports on Form 8-K were filed during the year ended December 31, 2001.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on this 9th day of May, 2002.

SNOWBALL.COM, INC.

By	/s/ MARK A. JUNG

Mark A. Jung
Chief Executive Officer

4

EXHIBIT INDEX

10.20*	Non-Statutory Stock Option Agreement dated October 23, 2001 between Registrant and Mark Jung and related agreements.

10.21*	Non-Statutory Stock Option Agreement dated October 23, 2001 between the Registrant and James Tolonen and related agreements.

*	Management contract, compensatory plan or arrangement