Form 10-Q
period 2002-03-31
SNOWBALL COM INC
filed 2002-05-09
CIK 1101547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

       For the Quarterly Period Ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares of the registrant’s common stock outstanding as of April 30, 2002 was 1,853,750.

SNOWBALL.COM, INC.
FORM 10-Q

SNOWBALL.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2002	December 31, 2001(1)
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$5,654	$8,285
Accounts receivable, net	1,125	1,544
Prepaid expenses and other current assets	464	626

Total current assets	7,243	10,455

Restricted cash	781	2,296
Goodwill and intangible assets, net	1,949	2,218
Fixed assets, net	2,098	6,118
Other assets	71	227

Total assets	$12,142	$21,314

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,250	$1,732
Accrued liabilities and other	1,767	2,245
Deferred revenue	1,200	1,410
Current equipment financing obligations	—	1,538

Total current liabilities	4,217	6,925

Deferred rent	377	562
Long-term equipment financing obligations	—	75

Stockholders’ equity:
Common stock, $0.001 par value: 100,000,000 shares authorized, 1,818,016 and 1,804,052 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	2	2
Treasury stock, 270,501 and 269,311 shares at March 31, 2002 and December 31, 2001, respectively	(1,176)	(1,172)
Additional paid-in capital	150,058	150,004
Other stockholders’ equity	(126)	(165)
Accumulated deficit	(141,210)	(134,917)

Total stockholders’ equity	7,548	13,752

Total liabilities and stockholders’ equity	$12,142	$21,314

(1)
The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

SNOWBALL.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share amounts)
	Three Months Ended March 31,
	2002	2001
Revenue	$2,321	$2,512
Cost of revenue	402	1,232

Gross profit	1,919	1,280
Operating expenses:
Production and content	1,061	2,471
Engineering and development	1,303	2,157
Sales and marketing	1,363	4,110
General and administrative	555	1,427
Stock-based compensation(1)	41	1,303
Amortization of goodwill and intangible assets	—	1,123
Restructuring and asset impairment charges	5,032	1,958

Total operating expenses	9,355	14,549

Loss from operations	(7,436)	(13,269)
Interest and other income (expense), net	29	321

Net loss before extraordinary items	(7,407)	(12,948)
Gain on sale of assets	1,114	—

Net loss	$(6,293)	$(12,948)

Net loss per share—basic and diluted	$(3.58)	$(6.76)

Shares used in per share calculation	1,760	1,915

(1) Stock-based compensation relates to the following:
Cost of revenue	$—	$2
Production and content	6	153
Engineering and development	20	112
Sales and marketing	15	206
General and administrative	—	830

Total	$41	$1,303

See notes to condensed consolidated financial statements.

SNOWBALL.COM, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
(in thousands)

	Three Months Ended March 31,
	2002	2001
Cash flows from operations
Net loss	$(6,293)	$(12,948)
Reconciliation to net cash used in operations:
Depreciation and amortization	899	2,356
Stock-based compensation	41	1,303
Non-cash restructuring and asset impairment charges	2,905	79
Gain on sale of assets	(1,114)	—
Other non-cash items, net	(72)	—
Changes in assets and liabilities:
Accounts receivable	494	1,644
Prepaid expenses and other assets	318	745
Accounts payable and accrued liabilities	(960)	(2,082)
Deferred revenue	196	(225)
Deferred rent	57	83

Net cash used in operating activities	(3,529)	(9,045)

Cash flows from investment activities
Establishment of facility letters of credit	(69)	—
Reduction in facility letters of credit	1,584	—
Purchases of fixed assets	(361)	(355)
Proceeds from sale of assets	1,000
Net refund on tenant improvements	335	1,023

Net cash provided by investment activities	2,489	668

Cash flows from financing activities
Proceeds from other issuance of common and preferred stock, net of (repurchases)	26	(61)
Repayment of equipment financing obligations	(1,613)	(405)
Purchase of stock for treasury	(4)	(772)

Net cash used in financing activities	(1,591)	(1,238)

Net decrease in cash and cash equivalents	(2,631)	(9,615)
Cash and cash equivalents at beginning of period	8,285	26,479

Cash and cash equivalents at end of period	$5,654	$16,864

See notes to condensed consolidated financial statements.

SNOWBALL.COM

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    FINANCIAL STATEMENT PRESENTATION

The condensed consolidated financial statements include Snowball.com, Inc. and its wholly owned subsidiaries (collectively herein referred to as “Snowball”) after elimination of intercompany amounts.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2001. These financial statements include all normal recurring adjustments that Snowball believes necessary for a fair presentation of the statements. Certain reclassifications, none of which affected net operating expenses or net loss, have been made to the prior year’s amounts in order to conform to the current year’s presentation.

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2002.

2.    THE COMPANY

About Snowball

Snowball is an Internet media property that operates a network of destination web sites for members of Generation i (“Gen i”TM) and the companies that want to reach them. We define Gen i as young adults, primarily 13 to 30 years of age, who regularly use the Internet. Our web sites are primarily focused on editorial content, products and services relating to computer and video gaming and other forms of video and audio entertainment. We sell advertising, marketing and commerce programs to companies that wish to reach this audience for branding, education or sales of their products and services. Additionally, we sell rights to access certain of our content to our web site visitors on a subscription fee basis. We organize both our own web sites and affiliated web sites around networks and channels that target different segments of the Gen i audience. Currently, our networks are:

•	IGN Games, which contains separate channels for all the different gaming platforms, as well as separate channels for codes and guides; and

•	IGN Entertainment, which contains separate channels covering DVDs, male lifestyle, gear, movies and science-fiction.

3.    ACQUISITIONS

In February 2000, Snowball acquired all of the assets of GameSages LLC, an Internet content provider, in exchange for approximately $4.8 million in cash. The financial results of this entity were insignificant and, therefore, no pro forma information reflecting this acquisition has been presented.

In December 1999, Snowball completed the acquisition of Extreme Interactive Media, Inc. (“Extreme”) for $1.9 million in cash, common stock and unsecured promissory notes. The

SNOWBALL.COM

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase price was increased by $1.2 million of additional cash consideration based upon the attainment of certain economic milestones by Extreme. During the second quarter of 2001, Snowball ceased all operations that had been associated with the Extreme acquisition and recorded an asset impairment charge of $1.6 million to write off the remaining goodwill and intangible assets.

4.    NET LOSS PER SHARE

Basic and diluted net loss per share are presented in conformity with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” for all periods presented.

In accordance with SFAS 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Quarter Ended March 31,
	2002	2001
Net loss	$(6,293)	$(12,948)

Basic and diluted:
Weighted average shares of common stock outstanding	1,810	2,024
Less: weighted average shares subject to repurchase	(50)	(109)
Weighted average shares used in computing basic and diluted net loss per share	1,760	1,915

Basic and diluted net loss per share	$(3.58)	$(6.76)

5.    RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

During 2001, Snowball’s Board of Directors approved a restructuring program aimed at reducing our underlying cost structure to better position Snowball for improved operating results. In the first quarter of 2002 as part of this program, we recorded restructuring charges of $5.0 million consisting mainly of facility exit costs related to the restructuring of our Brisbane headquarters lease. In the year ended December 31, 2001, we recorded restructuring charges of $2.5 million comprised of $1.8 million of facility exit costs and abandoned facility assets and $728 thousand in employee termination costs. Of these charges, $2.0 million were recorded in the first quarter of 2001 comprised of $1.6 million of facility exit costs and abandoned facility assets and $327 thousand in employee termination costs. As of March 31, 2002, $55 thousand of these restructuring charges had not yet been paid. Snowball believes that additional restructuring charges may be incurred in the future in connection with ongoing cost reduction efforts.

Asset impairment charges arise when the expected future discounted cash flows to be generated from a long-lived intangible asset, goodwill in our case, are less than the present carrying value. During 2001, we recorded an impairment charge of $1.6 million recorded against the remaining

SNOWBALL.COM

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unamortized goodwill of our 1999 acquisition of Extreme Interactive Media, Inc. when we discontinued operation of that site. We did not record asset impairment charges in the quarters ended March 31, 2002 and 2001.

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

Snowball adopted FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002. Snowball was required to evaluate its existing goodwill and intangible assets and make any necessary reclassifications in order to comply with the new criteria in SFAS 142. The following disclosures are required to be presented at the time SFAS 142 is adopted and for all periods presented until all periods are accounted for in accordance with SFAS 142. These disclosures include presenting income for periods presented before the adoption of SFAS 142 adjusted to exclude the effects of adopting the new standard.

	Quarter Ended March 31,
	2002	2001
Net loss	$(6,293)	$	(12,948)
Add back goodwill amortization	—		1,123

Adjusted net loss	$(6,293)		$(11,825)

Basic and diluted net loss per share	$(3.58)		$(6.76)
Add back goodwill amortization per share	—		0.59

Adjusted basic and diluted net loss per share	$(3.58)		$(6.17)

7.    GAIN ON SALE OF ASSET

On January 16, 2002 we completed the sale of our HighSchoolAlumni network for approximately $1.0 million in cash to Reunion.com, a private company. We recorded an extraordinary gain of approximately $1.1 million in association with the transaction, which represents cash received plus the deferred revenue balance as of January 15, 2002 related to the unrecognized portion of subscription money received on our HighSchoolAlumni subscription program less the net unamortized value of our 1999 acquisition of Ameritrack.

8.    COMMITMENTS

As of March 31, 2002, we are under a lease commitment through February 2004 for our headquarters facility in Brisbane, CA. Upon relocating to Brisbane in October 2000, Snowball originally assumed a lease for three buildings with terms of 10, 11, and 12 years, respectively. The lease was amended in November 2000 to return two of the buildings to the landlord in May and October of 2001, respectively, therefore ending our associated liability for those buildings. In March 2002, we further amended this lease to decrease our square footage from 66,002 to 13,606 and our monthly rents proportionately. Additionally, our lease term was reduced from an original end date of September 2012 to February 2004. We also lease sales and support offices in New York, Los Angeles and Connecticut.

SNOWBALL.COM

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2002, in connection with Snowball’s Brisbane and New York facility leases, we are committed under irrevocable standby letters of credit totaling $781 thousand as security deposits for these facilities. This amount represents a reduction from our committed letters of credit as of December 31, 2001 of $1.5 million as a result of our renegotiated Brisbane lease. These amounts are classified as restricted cash on the accompanying balance sheets at March 31, 2002 and December 31, 2001.

9.    STOCKHOLDERS’ EQUITY

In connection with the granting of certain stock options from April 1999 to February 2000, Snowball recorded an accumulated deferred compensation of approximately $14.1 million. Additional deferred compensation of approximately $80 thousand was recorded in September 2000 due to the granting of repriced options to an officer which were early exercised and subject to repurchase provisions. Deferred compensation is adjusted quarterly for exercises, cancellations, terminations and accelerations and is amortized for financial reporting purposes over the vesting period of the options using an accelerated method with any adjustments charged as stock-based compensation expense. Our entire deferred compensation had been expensed as of December 31, 2001 and no additional deferred compensation had been recorded in the first quarter of 2002.

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

In the first quarter of 2002, our Board of Directors approved the acceleration of the unvested portion of certain employees’ stock options as part of these employee’s terminations. We recorded stock based compensation expense for the difference between the grant price and the stocks fair market value on the date of acceleration.

Stock-based compensation expense for the three months ended March 31, 2002 was $41 thousand. Stock-based compensation for the three months ended March 31, 2001 was $1.3 million.

10.    TREASURY STOCK

In December 2000, the Board of Directors authorized a stock repurchase program under which Snowball is authorized to repurchase up to 277,778 shares of our common stock in the open market for cash. Repurchases may be made from time to time at market prices and as market and business conditions warrant. No time limit has been set for the completion of the program. As of March 31, 2002, Snowball had repurchased 270,501 shares at an average purchase price of $4.35 per share.

11.    CONCENTRATION OF CREDIT RISK

Snowball is exposed to concentration of credit risk principally from accounts receivable and revenue. As March 31, 2002, one customer accounted for approximately 15% of our net accounts receivable balance. For the first quarter of 2002, one other customer accounted for

SNOWBALL.COM

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately 13% of revenue. Loss of or non-performance by these significant customers could adversely affect Snowball’s financial position, liquidity or results from operations. No one customer accounted for greater than 10% of our December 31, 2001 net accounts receivable or our first quarter 2001 revenue.

12.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS 141 “Business Combinations” and SFAS 142 “Goodwill and Other Intangible Assets.” SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and intangibles deemed to have indefinite lives. Under a non-amortization approach, goodwill and intangible assets deemed to have indefinite lives will not be amortized into results of operations, but instead will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The provisions of the Statements that apply to goodwill and intangible assets acquired prior to June 30, 2001 have been adopted by Snowball as of January 1, 2002. We did not record any asset impairment charges in the first quarter of 2002; however, impairment reviews may result in future periodic write-downs.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 was effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We have adopted FAS 144 as of January 1, 2002 and did not record any asset impairment charges in the first quarter of 2002; however, future impairment reviews may result in periodic write-downs.

13.    SUBSEQUENT EVENTS

Consistent with Snowball’s decision to focus our business on our IGN network, our Board of Directors have solicited a vote from shareholders to approve a company name change to IGN Entertainment, Inc. The vote will happen May 9, 2002 and if approved, the name change will become effective May 10, 2002. In addition to the corporate name change, if approved, the symbol that our common stock is traded under on the Nasdaq Small-Cap market will be changed to “IGNX” from “SNOW”, also effective May 10, 2002.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and notes thereto, which include information as to significant accounting policies, included in our annual report on Form 10-K for the year ended December 31, 2001 and our condensed consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed below and elsewhere in this report.

Overview

Snowball’s business model and focus have significantly evolved since our inception. Our response to the difficult market conditions of 2001 was to focus on our core strengths. Commencing in the fourth quarter of 2001, we have focused our business on our IGN entertainment and gaming network and virtually all of our revenue in the first quarter of 2002 was derived from IGN related advertising sales and subscriptions. We have greatly reduced our relationships with affiliated web sites. We have diversified our revenue by adding new product lines, including a subscription based access model. We have significantly reduced operating costs, mainly by reducing headcount, renegotiating our facilities leases, decreasing marketing efforts and reducing the number of our affiliates. We still have not achieved profitability, although, we have made progress towards this goal by sequentially decreasing our pro forma net loss for the past nine quarters. (Pro forma net loss excludes depreciation, amortization, stock-based compensation, restructuring and asset impairment charges and extraordinary gains).

Consistent with Snowball’s decision to focus our business on our IGN network, our Board of Directors have solicited a vote from shareholders to approve a company name change to IGN Entertainment, Inc. The vote will happen May 9, 2002 and if approved, the name change will become effective May 10, 2002. In addition to the corporate name change, if approved, the symbol that our common stock is traded under on the Nasdaq SmallCap market will be changed to “IGNX” from “SNOW”, also effective May 10, 2002. As of the date of this report, management believes the name change will be approved.

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

Since our inception we have never been profitable. Furthermore, due in part to the financial difficulties experienced recently by Internet and Internet-related companies and reductions in advertising budgets of companies that advertise on the Internet, we cannot assure you that our revenue will grow or that we will ever achieve or maintain profitability. We have experienced significant declines in our advertising revenue from Internet companies, which have been only partially offset by revenue from companies in more traditional lines of business. Snowball anticipates that weakness in advertising demand will continue until overall business conditions improve and advertising expenditures rebound. Accordingly, we anticipate that we will incur additional operating losses at least through 2002. If we are unsuccessful in adapting to the needs of our advertisers and audience, our business, operating results and financial condition would suffer significantly.

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

Revenue also includes fees from sponsorship, fixed slotting fees, variable lead generation, commerce partnerships and other marketing programs under contracts in which we commit to provide our business customers with promotional opportunities or web-based services in addition to impression-based banner advertising. We generally receive a fixed fee and/or incremental payments for lead generation, customer delivery or traffic driven to the commerce partner’s site. Revenue that includes delivery of various types of impressions and services is recognized based on the lesser of the straight-line basis over the term of the contract or upon delivery when no minimum guaranteed deliverable exists.

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

We also recognize revenue from subscription fees that we charge our users for access to premium content and services on our web sites. Subscription fees are recorded, net of any discounts, ratably over the subscription period (generally one month to one year) and deferred revenue is recorded for amounts received before services are provided. Transaction costs are recognized in the period the transaction occurs.

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

Valuation of goodwill and intangible assets

We assess the impairment of goodwill and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	significant negative industry or economic trends.

When we determine that the carrying value of goodwill and intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

Results of Operations for the Quarters Ended March 31, 2002 and 2001

	Quarter Ended March 31,
	2002	2001
	(in thousands)
Revenue	$2,321	$2,512

Percentage of revenue	100%	100%

Revenue was $2.3 million and $2.5 million for the three months ended March 31, 2002 and 2001, respectively, which represents a decrease of 8%. This decline in revenue is due primarily to the closure of ChickClick and sale of our HighSchoolAlumni web sites. This decrease was partially offset by revenue from subscriptions of $292 thousand, representing 13% of first quarter of 2002 total revenue.

To date, we have derived revenue principally from short-term contracts for impression-based advertisements, including Flash, Unicast and click-within advertising units, as well as banners, buttons and textlinks. Under these contracts, we provide advertisers with a number of “impressions,’’ or a number of times a user will view their advertisements, for which we receive a fee.

Revenue also includes fees from sponsorship, fixed slotting fees, variable lead generation, content licenses, commerce partnerships and other marketing programs under contracts in which we commit to provide our business customers with promotional opportunities and web site and editorial services in addition to traditional impression-based advertising. These agreements typically provide not only for the delivery of advertising impressions on our web sites, but also exclusive placement on our networks, special content and promotional offers and the design and development of customized content or sites to enhance the promotional objectives of the advertiser or commerce partner.

In the second quarter of 2001, we added a pay for access subscription fee model for our users. From this programs inception in April 2001 through March 2002, our IGNinsider subscription base has grown to approximately 45,000 users and we have collected $918 thousand in cash. In the first quarter of 2002 we collected $412 thousand in cash from this program.

We believe this subscription model and focus on IGN products and business partnerships may help us to increase our revenue; however, these initiatives may take several quarters to produce significant results, if at all, and if they are not accepted by our users and customers, will not increase revenue.

	Quarter Ended March 31,
	2002	2001
	(in thousands)
Cost of Revenue	$402	$1,232

Percentage of revenue	17%	49%

Cost of revenue consists primarily of expenses related to operating Snowball-owned web sites, guaranteed payments or the portion of revenue owed to our affiliates for advertising and marketing placed on their web sites, and costs of third-party content and community tools. In the first quarter of 2002 and 2001, costs associated with our affiliates comprised 14% and 49%, respectively, of our total cost of revenue. The decline in costs associated with our affiliates reflects our efforts beginning in late 2000 to renegotiate, terminate or let expire many of our affiliate contracts.

Cost of revenue was $402 thousand in the first quarter of 2002, a decrease of $830 thousand, or 67% from $1.2 million in the first quarter of 2001. This decrease reflects lower hosting costs due to a more favorable hosting contract with our outside service provider, a reduction in the number of affiliates and less reliance upon third-party community tools content.

Operating Expenses

We categorize operating expenses into production and content, engineering and development, sales and marketing, general and administrative, stock-based compensation, amortization of goodwill and intangible assets and restructuring and asset impairment charges. Total operating expenses for the three months ended March 31, 2002 and 2001 were $9.4 million and $14.5 million, respectively, representing a 36% decline. This decline of $5.2 million was primarily a result of our headcount reductions, expense control efforts, our full amortization of our deferred stock-based compensation as of December 31, 2001 and no goodwill amortization charges due to the adoption of a SFAS 142 effective January 1, 2002. Partially offsetting this decline was an increase of $3.1 million in restructuring and impairment charges due to the amendment of our headquarters facility lease in March 2002.

	Quarter Ended March 31,
	2002	2001
	(in thousands)
Production and Content	$1,061	$2,471

Percentage of revenue	46%	98%

Production and content costs were $1.0 million and $2.5 million for the three months ended March 31, 2002 and 2001, respectively, which represents a decrease of 57%. The decrease is due primarily to the reduction of our editorial, artistic and production staff and efforts to reduce usage of freelance writers, artists and computer-related expenses for the creation of content for our web sites. In connection with our efforts to control our expenses, we eliminated certain channels within our networks and in the fourth quarter of 2001 we curtailed operations of our HighSchoolAlumni and ChickClick networks and ultimately sold our HighSchoolAlumni network in the first quarter of 2002.

	Quarter Ended March 31,
	2002	2001
	(in thousands)
Engineering and Development	$1,303	$2,157

Percentage of revenue	56%	86%

Engineering and development expenses consist primarily of personnel and related costs, consultant and outside contractor costs, and software and hardware maintenance and depreciation costs for our development and programming efforts, including internal information services costs. To date, all engineering and development expenses have been expensed as incurred.

Engineering and development expenses were $1.3 million and $2.2 million for the three months ended March 31, 2002 and 2001, respectively, which represents a decrease of 40%. The decrease is due primarily to reduction of personnel, consulting and recruiting fees and decreased deprecation as certain equipment became fully depreciated.

	Quarter Ended March 31,
	2002	2001
	(in thousands)
Sales and Marketing	$1,363	$4,110

Percentage of revenue	59%	164%

Sales and marketing expenses were $1.4 million and $4.1 million for the three months ended March 31, 2002 and 2001, respectively, which represents a decrease of 67%. The decrease is due primarily to the reduction of our advertising, marketing and branding activities, and decreases in our sales and marketing staff.

	Quarter Ended March 31,
	2002	2001
	(in thousands)
General and Administrative	$555	$1,427

Percentage of revenue	24%	57%

General and administrative expenses were $555 thousand and $1.4 million for the three months ended March 31, 2002 and 2001, respectively, which represents a decrease of 61%. This decrease is due largely to the general reduction in accounting and finance, human resources and other administrative staff in response to reductions in staff in other functional areas.

	Quarter Ended March 31,
	2002	2001
	(in thousands)
Stock-based Compensation	$41	$1,303

Percentage of revenue	2%	52%

Stock-based compensation expense mainly represents the amortized aggregate difference between the exercise price of an option and the deemed fair market value of the underlying stock as of the grant date. This aggregate difference is initially recorded as deferred stock-based compensation on the balance sheet and is amortized over the life of the respective options (generally four years) using a graded amortization method. Any unamortized portion is reversed upon an options cancellation. In certain cases, we also record stock-based compensation expense when the terms of options are altered, such as accelerated vesting, usually measured as the difference between the grant price and the fair market value on the date the terms are altered. Further, certain option awards granted in the past are accounted for as variable awards and, accordingly, may result in stock-based compensation charges in future periods, if our stock price exceeds the strike price of these awards; during the first quarter of 2002, we did not recorded any stock-based compensation expense from these variable awards.

Stock-based compensation expense was $41 thousand and $1.3 million for the three months ended March 31, 2002 and 2001, respectively, which represents a decrease of 97%. This decrease is due mainly to the combination of option cancellations as a result of our 2000 and 2001 reductions in force and the accelerated amortization method in which deferred stock-based compensation was expensed. Our deferred stock-based compensation balance from options granted below fair market value prior to 2001 was amortized to zero as of December 31, 2001. We did not grant any options at a price below the then fair market value in the first quarter of 2002. For the quarter ended March 31, 2002, stock-based compensation expense of $41 thousand was primarily due to employees who as part of their termination packages had the unvested portions of certain of their options accelerated to become vested and fully exercisable.

	Quarter Ended March 31,
	2002	2001
	(in thousands)
Amortization of Goodwill and Intangible Assets	$—	$1,123

Percentage of revenue	0%	45%

In July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets,” which became effective January 1, 2002, requiring the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under this nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. Snowball adopted this accounting standard as of January 1, 2002. Based upon our impairment review during the first quarter of 2002, no impairment charges were recorded; however, future impairment reviews may result in periodic write-downs. As of March 31, 2002, the balance of our goodwill was $1.9 million.

	Quarter Ended March 31,
	2002	2001
	(in thousands)
Restructuring and Asset Impairment Charges	$5,032	$1,958

Percentage of revenue	217%	78%

In response to the challenges in our business, during 2001 our Board of Directors approved a restructuring program aimed at reducing our underlying cost structure to better position Snowball for improved operating results. During the first quarter of 2002, we recorded restructuring charges of $5.0 million which was comprised of $5.0 million of net buyout consideration given in relation to the amendment of our headquarters facility lease and $74 thousand related to an employee reduction in force. With respect to the facility lease amendment which was effective March 2002, our square footage decreased from 66,002 to 13,606 and our monthly rents decreased proportionately. Additionally, our committed lease term was reduced from an original end date of September 2012 to February 2004. As consideration, the landlord drew upon its $1.6 million letter of credit, we paid an additional $416 thousand in cash and we forfeited certain furniture and all tenant improvements from the vacated space.

For the three months ended March 31, 2001, restructuring charges were $2.0 million which reflect our abandonment of two buildings in Brisbane and severance costs associated with a reduction in force in that quarter.

	Quarter Ended March 31,
	2002	2001
	(in thousands)
Interest and Other Income, net	$29	$321

Percentage of revenue	1%	13%

Interest and other income, net was $29 thousand and $321 thousand for the quarters ended March 31, 2002 and 2001, respectively, a decrease of 91%. This decrease was due primarily to our decreasing cash and cash equivalent position due to our operating losses.

	Quarter Ended March 31,
	2002	2001
	(in thousands)
Gain on Sale of Asset	$1,114	$—

Percentage of revenue	48%	0%

On January 16, 2002 we completed the sale of our HighSchoolAlumni network for approximately $1.0 million in cash to Reunion.com, a private company. The gain on sale of asset represents cash received plus the deferred revenue balance on the date of sale related to the unrecognized portion of subscription money received from our HighSchoolAlumni subscription program less the net unamortized value of our 1999 acquisition of Ameritrack. We did not have any similar charges for the respective 2001 period.

Liquidity and Capital Resources

Cash used by operations totaled $3.5 million during the first quarter of 2002 compared to $9.0 million during the first quarter 2001. This decrease resulted primarily from the decrease in operating expenses during the first quarter of 2002 and the resulting decrease in net loss. Additionally, in the first quarter of 2002, we paid $2.0 million in buyout costs per the terms of our Brisbane facility lease amendment. Working capital at March 31, 2002 was $3.0 million. Cash, cash equivalents and short-term investments at March 31, 2002 were $5.7 million.

Net cash provided from investment activities for the quarter ended March 31, 2002 was $2.5 million. This was due largely to proceeds of $1.0 million from the sale of our HighSchoolAlumni web site and a reduction in our facility letters of credit of $1.6 million. The letter of credit reduction of $1.6 million combined with an additional $416 thousand in cash comprised the $2.0 million we used to buyout our Brisbane facility lease amendment. We also received a refund of $335 thousand on tenant improvements associated with our New York facility, purchased $361 thousand of fixed assets and established $69 thousand of new facility letters of credit.

In April 1999 through March 2000, we entered into equipment lease lines of credit totaling $5.0 million. In January 2002, we paid off the remaining $1.6 million balance on our equipment lease obligations.

In December 2000, the Board of Directors authorized a stock repurchase program under which Snowball is authorized to repurchase up to 277,778 shares of our common stock in the open market for cash. From the inception of this program through March 31, 2002 Snowball repurchased 270,501 shares at an average purchase price of $4.35 per share; 1,190 of these shares were repurchased in the first quarter of 2002.

As of March 31, 2002 we had $781 thousand remaining in letters of credit as security deposits associated with our facilities in Brisbane, California and New York. This amount represents a decrease from our original letters of credit for these facilities of $5.1 million. During 2001, $2.8 million of our letters of credit were released in connection with the return of two of our Brisbane buildings to our landlord. In the first quarter of 2002, $1.6 million was forfeited to our landlord and $69 thousand of new letters of credit were established under the terms of our March 2002 facility lease restructuring. Our letter of credit security deposits as of March 31, 2002 and 2001 have been classified as restricted cash on our balance sheets.

In addition to our headquarters facility in Brisbane, California, we also lease sales and support offices in New York, Los Angeles and Connecticut. With respect to our New York sales office, we are currently seeking alternative lease arrangements as we believe our space exceeds our present needs. The following shows our aggregate commitments under non-cancelable offices space of March 31, 2002 (in thousands):

Nine Months Ended December 31, 2002	$878
Years Ended December 31,
2003	1,129
2004	784
2005	683
2006	688
2007	688
2008 and thereafter	2,236

Total minimum lease payments	$7,086

Our capital requirements depend on numerous factors, including market acceptance of our products and services, the resources we allocate to developing our networks, our marketing and selling capabilities and maintenance of our brands. Since our inception we experienced substantial expenditures as we grew our operations and personnel. Although we have significantly reduced our costs beginning in the second quarter of 2000, we still have not achieved positive cash flows from operations. We believe that our available cash, cash equivalents and short-term investments and cash flows from operations will be sufficient to meet our anticipated needs for working capital and capital expenditures at least until the end of our fiscal year 2002. To meet our longer term liquidity needs, potentially including our needs in fiscal 2002, we will need to raise additional funds, establish additional credit facilities, seek other financing arrangements or further reduce costs and expenses. Additional funding may not be available on favorable terms, on a timely basis or at all. See our risk factor entitled “Our prospects for obtaining additional financing, if required, are uncertain and failure to obtain needed financing would limit our operations and might cause our business to fail” as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this report.

Risk Factors

Risks Related to Our Business

Our current business model is unproven and may fail.

We have a limited operating history upon which you can evaluate our current business model and prospects and the merits of investing in our stock. Your evaluation is complicated by the fact that we are also in the process of restructuring our business and implementing a new and unproven business model. We have sold or significantly decreased operations of all except our IGN network, implemented a new subscription based program and significantly reduced our dependence on affiliate content. If our business model proves to be unsuccessful, the trading price of our stock will fall and our business may fail. Accordingly, our prospects and the merits of investing in our stock must be considered in light of the risks, expenses and difficulties encountered by Internet-related companies who have restructured their business and adopted new business models. To meet our longer-term liquidity needs, potentially including our needs in fiscal 2002, we expect that we will need to raise additional funds, establish additional credit facilities, seek other financing arrangements or further reduce costs and expenses. Additional funding may not be available on favorable terms, on a timely basis or at all. Our plans with respect to liquidity and capital resource requirements are discussed above in Management’s discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

We have a history of losses and expect to incur substantial net losses for the foreseeable future.

We have incurred net losses since the formation of our business in January 1997. At March 31, 2002, we had an accumulated deficit of approximately $141.2 million. We may increase our operating expenses to develop additional subscription offerings, buyout or restructure some or all of our long-term facility leases, develop additional networks, expand our sales and marketing operations, develop and upgrade our technology and purchase equipment and leasehold improvements to support our operations and network infrastructure. We also may incur costs relating to the acquisition of technologies, content, or other businesses. Whether we increase expenditures or not, we may not generate sufficient revenue to offset our expenditures. As a result, we expect to incur significant operating losses on a quarterly basis for the foreseeable future, and may never become profitable. Even if we do achieve profitability, we might not be able to sustain profitability on a quarterly or annual basis in the future.

Our prospects for obtaining additional financing, if required, are uncertain and failure to obtain needed financing would limit our operations and might cause our business to fail.

We do not know with certainty whether our cash reserves and any cash flows from operations or financing will be sufficient to fund our operations beyond 2002. Our independent auditor Ernst & Young LLP has qualified its report on our 2001 financial statements as to our ability to continue as a going concern. We expect that we will need to raise additional funds based upon our estimates of revenue, expenses, working capital and capital expenditure requirements. In the event that resolution of our funding needs involve issuance of capital stock, our existing stockholders may experience significant dilution. We also may need to raise funds if we are required to respond to unforeseen technological or marketing hurdles. If adequate funds are not available to satisfy either short- or long-term capital requirements, we might be required to limit our operations significantly and our business might fail. Our future capital requirements are dependent upon many factors, including:

•	the rate at which we expand or contract our sales and marketing operations;

•	the willingness or ability of our customers and subscribers to pay for our services;

•	our ability to successfully transfer liability for or restructure long-term facility leases for facilities that exceed our present capacity needs;

•	the amount and timing of leasehold improvements and capital equipment purchases;

•	the extent to which we expand or contract our content and service offerings;

•	the extent to which we develop and upgrade our technology and data network infrastructure;

•	the response of competitors to our content and service offerings; and

•	the willingness of advertisers to become and remain our customers.

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

If our IGN network is unsuccessful, our revenue will decline.

We currently rely solely upon our IGN network for all of our traffic, advertising revenue and subscription base. We have either sold or ceased operating all of our other networks in the first quarter of 2002. If we are unable to anticipate changes in the interests, styles, trends or preferences of IGN’s target audience our relevance to advertisers and/or strategic partners and subscribers would decrease and our revenue would decline.

Our ability to successfully raise awareness of our IGN brand and web sites is crucial to our success.

We believe that broader recognition and a favorable user perception of our IGN brand and web sites are essential to our future success. As we significantly decreased marketing related expenditures during 2001, we became reliant mainly upon word of mouth for proliferation of our brand awareness. If our brand awareness is not promoted through word of mouth, or if current or future marketing efforts are not accepted by our audience, our user base and revenue would decline.

Our quarterly revenue and operating results may fluctuate in future periods and we may fail to meet expectations, which may reduce the trading price of our common stock.

We cannot forecast our revenue and operating results with precision, particularly because of our recent restructuring and our current products and services are relatively new and evolving, and our prospects uncertain. Further, the U.S. economy is much weaker now than it has been in recent history, which has and could continue to have a negative impact on our advertising revenue. This weakness has and could continue to have serious consequences for our business and operating results. If revenue in a particular period does not meet expectations, it is unlikely that we will be able to adjust our level of expenditures significantly for the same period. If our operating results fail to meet expectations, the trading price of our common stock would decline.

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

In the second quarter of 2001, we began offering premium content and services to customers on a subscription fee basis. Subscription revenue accounted for 13% of revenue in the first quarter of 2002. Part of our subscription model requires that certain content and services that had previously been offered for free now require a paid subscription. Because many of our competitors offer content and services similar to ours at no charge, users may be unwilling to pay a subscription fee, or if the content and services provided do not meet customer expectations, users may not utilize our sites and as a result, revenue would decline. This potential decline in our traffic also could cause a decrease in our advertising revenue.

If our advertising, commerce partnerships and marketing agreements are terminated or are not renewed, our revenue would decline.

To date, we have derived a substantial portion of our revenue from relatively small orders from advertising, commerce and marketing customers that generally have terms of less than six months. Because we expect to derive a large portion of our future revenue from these short-term agreements, we are exposed to competitive pressures and potentially severe fluctuations in our financial results. If our relationships and/or arrangements with these customers are terminated or are not renewed, our revenue would decline.

In addition, we have entered into several larger agreements that have terms longer than six-months but have termination rights at various points during their respective terms. As a result, our customers could and do cancel these agreements, change their advertising expenditures or buy advertising from our competitors on relatively short notice and without penalty. There can be no assurance that these customers will continue to do business with Snowball. For example, in April 2002, one customer, that accounted for 13% of our first quarter 2002 revenue terminated its contract which unless renegotiated will end on June 1, 2002. The termination of any of our longer-term agreements, if not replaced with new customers and or contracts, would cause revenue to decline.

If we fail to perform in accordance with the terms of our advertising agreements, we would lose revenue.

Our advertising agreements typically provide for minimum performance levels, such as click-throughs by web users or impressions. If we fail to perform in accordance with these terms, we typically have to provide free advertising to the customer until the minimum level is met, causing us to lose revenue and/or incur additional costs. Further, these performance levels are often based on the customers own records which could be disadvantageous to us in cases of disagreement. In addition to minimum performance levels, we occasionally guarantee the availability of advertising space in connection with promotion arrangements and content agreements and often guarantee exclusive placement on our network for our largest customers, which precludes us from permitting certain competitors of these customers to offer products and services on our network that are similar to those offered by our exclusive customers. If we cannot fulfill the guarantees we make to our customers, or if we lose potential customers whose advertisements, sponsorships and promotions conflict with those of other customers or our exclusive customers fail to renew their contracts, we will lose revenue and our future growth may be impeded.

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

Fire, earthquakes, power loss, water damage, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events, may damage our computer systems and interrupt service. Moreover, scheduled upgrades and changes to our computer systems may increase our operating cost or result in unsatisfactory performance. Our computer systems’ continuing and uninterrupted performance is critical to our success. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

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

Our success depends upon the continued services of our senior management and other key personnel, many of whom would be difficult to replace. The loss of any of these individuals would adversely affect our ability to implement our business strategy and to operate our business effectively. In particular, the services of Mark Jung, our chief executive officer, and Rick Boyce, our president, would be difficult to replace. None of our officers or key employees is covered by “key person” life insurance policies.

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

Our failure to manage our restructuring effectively could result in our inability to operate our new business effectively.

We have significantly reduced our operations and anticipate that further change will be required to address potential market problems and opportunities. If we fail to manage this change effectively, we will be unable to operate our business effectively. From a peak of approximately 380 full-time employees in March 2000, we have reduced our workforce, through attrition and lay offs, to approximately 65 full-time employees as of April 2002. These significant changes have placed, and we expect them to continue to place, a strain on our management, operational and financial resources. In particular, the reduction in workforce could have negative consequences on our ability to produce content and to attract new users, or to maintain our web site’s availability and performance.

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

We derive revenue primarily from advertisers who pay us to advertise on our networks because our networks attract a large number of visitors. Although we have significantly reduced the number of our affiliates, we do rely upon certain key affiliates to generate a portion of the content that attracts visitors to our networks. If we lose these key affiliates and cannot replace them with affiliates having comparable traffic patterns and user demographics, or if we fail to maintain or add key affiliates to our networks on a timely basis, we would lose user traffic and revenue or would not be able to expand traffic and revenue on a timely basis. We could lose or fail to attract a new affiliate if it were to:

•	terminate or fail to renew its affiliate agreement with us;

•	be acquired by or otherwise form a relationship with one of our competitors;

•	demand from us a greater portion of revenue derived from advertisements placed on its web sites;

•	seek to require us to make payments for access to its web sites; or

•	cease business operations.

We also will likely face increasing competition for the content and services provided by current or potential affiliates. If we fail to continue to identify potential affiliates or fail to enter into agreements with new affiliates on a timely basis, our IGN network may lose its relevance to Gen i, we would lose advertising and promotional opportunities, and our revenue would decline.

If we are unable to identify or successfully integrate potential acquisitions and investments, we may not grow, our expenses may increase and our management’s attention may be diverted from the operation of our business.

Since our incorporation, we have acquired several businesses or the selected assets of other businesses and our new business model may include acquiring or making investments in complementary businesses, products, services or technologies in the future. If we are unable to identify suitable acquisition or investment candidates, we may not grow. Even if we do identify suitable candidates, we might not be able to make acquisitions or investments on commercially acceptable terms and on a timely basis. If we buy a business, we could have difficulty in assimilating that company’s personnel, operations, products, services or technologies into ours. In fact, in 2001, we recorded an impairment charge for the unamortized value of the goodwill and intangible assets of two of our previous acquisitions.

We may have to litigate to protect our intellectual property rights, or to defend claims that we have infringed the rights of others, which could subject us to significant liability and be time consuming and expensive.

Our success depends significantly upon our copyrights, trademarks, service marks, trade secrets, technology and other intellectual property rights. The steps we have taken to protect our intellectual property may not be adequate and third parties may infringe or misappropriate our intellectual property. If this occurs, we may have to litigate to protect our intellectual property rights. These difficulties could disrupt our ongoing business, increase our expenses and distract our management’s attention from the operation of our business. We have not applied for the registration of all of our trademarks and service marks, and effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our content, services and products are made available online. If we were prevented from using our trademarks, we would need to re-implement our web sites and rebuild our brand identity with our customers, users and affiliates. This would increase our operating expenses substantially.

Companies frequently resort to litigation regarding intellectual property rights. From time to time, we have received, and we may in the future receive, notices of claims of infringement by Snowball or one of our affiliates of other parties’ proprietary rights. We may have to litigate to defend claims that we have infringed the intellectual property rights of others. Any claims of this type could subject us to significant liability, be time-consuming and expensive, divert management’s attention, require the change of our trademarks and the alteration of content, require us to redesign our web sites or services or require us to pay damages or enter into royalty or licensing agreements. These royalty or licensing agreements, if required, might not be available on acceptable terms or at all. If a successful claim of infringement were made against us and we could not develop non-infringing intellectual property or license the infringed or similar intellectual property on a timely and cost-effective basis, we might be unable to continue operating our business as planned.

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

In the past, we have derived, and we expect to continue to derive in the future, a substantial majority all of our revenue from selling advertisements and other marketing initiatives. However, the prospects for continued demand and market acceptance for Internet marketing solutions are uncertain. In particular, with the recent downturn of the U.S. economy, there has been a reduction of advertising and marketing spending and a negative public perception of on-line media companies as well as technology companies in general. If advertisers do not continue or increase their usage of the Internet, our revenue might decline or we might not grow. Most advertising agencies and potential advertisers, particularly local advertisers, have only limited experience advertising on the Internet and may not devote a significant portion of their advertising expenditures to Internet advertising. Moreover, advertisers that have traditionally relied on other advertising media may not advertise on the Internet. In addition, advertising on the Internet is at a much earlier stage of development in international markets than it is in the United States and may not fully develop in these markets. As the Internet evolves, advertisers may find Internet advertising to be a less attractive or effective means of promoting their products and services relative to traditional methods of advertising and may not continue to allocate funds for Internet advertising. Many historical predictions by industry analysts and others concerning the growth of the Internet as a commercial medium have overstated the growth of the Internet and should not be relied upon. This growth may not occur or may occur more slowly than estimated. In fact, due to the current economic downturn, our advertising revenue has declined.

There can be no assurance that customers will continue to purchase advertising or marketing programs or commerce partnerships on our web pages, or that market prices for web-based advertising will not decrease due to competitive or other factors. In addition, if a large number of Internet users use filter software programs that limit or remove advertising from the user’s monitor, advertisers may choose not to advertise on the Internet. Moreover, there are no widely accepted standards for the measurement of the effectiveness of Internet advertising, and standards may not develop sufficiently to support Internet advertising as a significant advertising medium.

Our ability to implement our business strategy and our ultimate success depend on continued growth in the use of the Internet and the ability of the Internet infrastructure to support this growth.

Our business strategy depends on continued growth in the use of the Internet and increasing the number of users who visit our networks. A decrease in the growth of web usage, particularly usage by Gen i, would impede our ability to implement our business strategy and our ultimate success. If the Internet continues to experience significant growth in the number of users, frequency of use and amount of data transmitted, the Internet infrastructure might not be able to support the demands placed on it or the performance or reliability of the Internet might be adversely affected. Web sites have experienced interruptions in service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays occur frequently in the future, Internet usage, as well as the usage of our web sites, could grow more slowly than expected or decline. Security and privacy concerns may also slow growth. Because our revenue ultimately depends upon Internet usage generally as well as usage on our web sites, our business may suffer as a result of declines in Internet usage.

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

If a party were able to penetrate our network security or otherwise misappropriate our users’ personal information or credit card information, we could be subject to significant liability and expense. We may be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. Claims could also be based on other misuses of personal information, such as unauthorized marketing purposes. These claims could result in costly litigation. The Federal Trade Commission and state agencies have been investigating various Internet companies regarding their use of personal information. In 1998, the United States Congress enacted the Children’s Online Privacy Protection Act of 1998. We depend upon collecting personal information from our customers and the regulations promulgated under this act have made it more difficult for us to collect personal information from some of our customers. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated. Furthermore, the European Union recently adopted a directive addressing data privacy that may limit the collection and use of information regarding Internet users. This directive and regulations enacted by other countries may limit our ability to target advertising or to collect and use information internationally.

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

We hold various domain names relating to our networks and brands. In the United States, the National Science Foundation has appointed a limited number of entities as the current exclusive registrars for the “.com,” “.net” and “.org” generic top level domains. We expect future changes in the United States to include a transition from the current system to a system controlled by a non-profit corporation and the creation of additional top level domains. Requirements for holding domain names also are expected to be affected. These changes may result in the loss or change of our domain names, a reduction in brand awareness among our customers and a diminished ability to attract advertisers and generate revenue. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. In addition, we may lose our domain names to third parties with trademarks or other proprietary rights in those names or similar names.

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

Although we are subject to regulations applicable to businesses generally, few laws or regulations exist that specifically regulate communications and commerce over the Internet. We expect more stringent laws and regulations relating to the Internet to be enacted due to the increasing popularity and use of the Internet and other online services. Future regulation of the Internet may slow its growth, resulting in decreased demand for our services and increased costs of doing business. New and existing laws and regulations are likely to address a variety of issues, including:

•	user privacy and expression;

•	taxation and pricing;

•	the rights and safety of children;

•	intellectual property; and

•	information security.

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

Our common stock has only recently been traded in a public market and an active trading market for our stock may not be sustained. Moreover, the trading price of our common stock is likely to be highly volatile in response to a number of factors, such as:

•	actual or anticipated variations in our quarterly results of operations;

•	our limited amount or availability of public float shares;

•	changes in the market valuations of other Internet content and service companies;

•	public perception of Internet content and service companies;

•	public perception of growth prospects for the gaming and entertainment industries;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in financial estimates or recommendations by securities analysts;

•	additions or departures of key personnel;

•	additions or departures of key customers;

•	our ability to attract or retain subscribers;

•	failure to maintain minimum Nasdaq listing requirements; and

•	the addition or loss of affiliates.

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

Class action litigation resulting from volatility of the trading price of our common stock would likely result in substantial costs and a diversion of management’s attention and resources.

Volatility in the trading price of our common stock could result in securities class action litigation. Any litigation would likely result in substantial costs and a diversion of management’s attention and resources.

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

Our executive officers and directors and their affiliates together owned approximately 61% of our outstanding common stock as of March 31, 2002. Christopher Anderson, the chairman of our board of directors, owned approximately 46% of our outstanding common stock alone. As a result, these stockholders exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of control could disadvantage other stockholders with interests different from those of our officers, directors and their affiliates. For example, our officers, directors and their affiliates could delay or prevent someone from acquiring or merging with us even if the transaction would benefit other stockholders.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this Form 10-Q that are not statements of historical facts are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on beliefs of management, as well as assumptions made by and information currently available to management. Such statements also are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. All statements, other than statements of historical fact, included in this Form 10-Q, regarding our strategy, future operations, financial position, estimated revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. Words such as “may,” “will,” “should,” “anticipates,” “projects,” “predicts,” “expects,” “intends,” “plans,” “believes,” “seeks,” “continues” and “estimates” and variations of these words and similar expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are only predictions and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks, uncertainties and assumptions referred to above include our unproven current business model, history of losses, prospects for obtaining additional financing, concentration on our IGN network and other risks that are described from time to time in our Securities and Exchange Commission reports, including by not limited to the items discussed in “Risk Factors” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 in this report.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Except as required by law, we do not undertake to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

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

We had no foreign currency hedging or other derivative financial instruments as of March 31, 2002.

Part II—OTHER INFORMATION

Item 1—Legal Proceedings

Not applicable

Item 2—Changes in Securities and Use of Proceeds

(d)  Use of Proceeds

Snowball completed the initial public offering of its common stock under a registration statement on Form S-1 (No. 333-93487), which was declared effective by the Securities and Exchange Commission on March 20, 2000.

From March 24, 2000 to March 31, 2002, we used the net proceeds from this offering for repayment of debt, investing in short-term, interest bearing, investment grade securities and general corporate purposes, including advertising and promoting our brands, maintaining our sales and marketing activities, purchasing fixed assets and improving our facilities.

In addition, from the inception of our stock repurchase program in January 2001 through March 31, 2002, we used approximately $1.2 million of the net proceeds from this offering to repurchase 270,501 shares of our common stock under the terms of the program as approved by the board of directors in December 2000.

We expect that we will use the remaining net proceeds for short-term, interest-bearing, investment-grade securities, purchases of fixed assets, possible acquisitions, common stock repurchases and other general corporate purposes.

Item 3—Defaults Upon Senior Securities

Not applicable

Item 4—Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter of 2002.

Item 5—Other Information

Consistent with Snowball’s decision to focus our business on our IGN network, our Board of Directors have solicited a vote from shareholders to approve a company name change to IGN Entertainment, Inc. The vote will happen May 9, 2002 and if approved, the name change will become effective May 10, 2002. In addition to the corporate name change, if approved, the symbol that our common stock is traded under on the Nasdaq SmallCap market will be changed to “IGNX” from “SNOW”, also effective May 10, 2002. As of the date of this report, management believes the name change will be approved.

Item 6—Exhibits and Reports on Form 8-K

(a)  Exhibits

2.01	Asset Purchase Agreement by and among Reunion.com, LLC, High School Alumni, Inc. and Snowball.com, Inc. as dated January 17, 2002.
10.01*	Fourth Amendment to Brisbane Technology Park Lease dated November 29, 1999, between Registrant and GAL-Brisbane, L.P. dated March 13, 2002.

*	Incorporated by reference from Exhibit 10.19 to Registrant’s Amendment No. 1 to its annual report on Form 10-K filed on May 9, 2002.

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNOWBALL.COM, INC.

Date: May 9, 2002	By:	/s/ MARK A. JUNG
Mark A. Jung Chief Executive Officer and Director

Date: May 9, 2002	By:	/s/ JAMES R. TOLONEN
James R. Tolonen Chief Financial Officer, Chief Operating Officer and Director (Principal Financial Officer)