Form 10-Q
period 2002-06-30
IGN ENTERTAINMENT INC
filed 2002-08-12
CIK 1101547

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(x)  Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended June 30, 2002

(  )  Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _______ to ________

Commission File Number 000-29121

IGN ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3316902
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3240 BAYSHORE BOULEVARD, BRISBANE, CA 94005
(Address of principal executive offices) (Zip Code)

(415) 508-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X   NO

The number of shares of the registrant’s common stock outstanding as of July 31, 2002 was 2,154,469.

Form 10-Q

IGN Entertainment, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30,	December 31,
	2002	2001 (1)

Assets	(unaudited)
Current assets:
Cash and cash equivalents	$5,802	$8,285
Accounts receivable, net	1,417	1,544
Prepaid expenses and other current assets	755	626

Total current assets	7,974	10,455

Restricted cash	781	2,296
Goodwill, net	1,949	2,218
Fixed assets, net	1,789	6,118
Other assets	66	227

Total assets	$12,559	$21,314

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,220	$1,732
Accrued liabilities and other	1,765	2,245
Deferred revenue	997	1,410
Current equipment financing obligations	–	1,538

Total current liabilities	3,982	6,925

Deferred rent	408	562
Long-term equipment financing obligations	–	75

Stockholders’ equity:
Common stock, $0.001 par value: 100,000,000 shares authorized, 2,154,129 and 1,804,052 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	2	2
Treasury stock, 270,501 and 269,311 shares at June 30, 2002 and December 31, 2001, respectively	(1,176)	(1,172)
Additional paid-in capital	151,982	150,004
Other stockholders’ equity	(112)	(165)
Accumulated deficit	(142,527)	(134,917)

Total stockholders’ equity	8,169	13,752

Total liabilities and stockholders’ equity	$12,559	$21,314

(1)	The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements	3

IGN Entertainment, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ending June 30,		Six Months Ending June 30,

	2002	2001	2002	2001

Revenue	$2,563	$2,309	$4,884	$4,821
Cost of revenue	372	728	774	1,960

Gross profit	2,191	1,581	4,110	2,861

Operating expenses:
Production and content	889	1,755	1,950	4,226
Engineering and development	725	1,678	2,028	3,835
Sales and marketing	1,294	2,841	2,656	6,951
General and administrative	625	1,160	1,180	2,587
Stock-based compensation (1)	–	488	41	1,791
Amortization of goodwill and intangible assets	–	1,120	–	2,243
Restructuring & impairment charges	–	2,033	5,032	3,991
Gain on sale of assets	–	–	(1,114)	–

Total operating expenses	3,533	11,075	11,773	25,624

Loss from operations	(1,342)	(9,494)	(7,663)	(22,763)
Interest and other income, net	25	141	53	462

Net loss	$(1,317)	$(9,353)	$(7,610)	$(22,301)

Net loss per share - basic and diluted	$(0.71)	$(4.96)	$(4.22)	$(11.74)

Shares used in per share calculation	1,849	1,884	1,803	1,899

(1) Stock-based compensation relates to the following:
Cost of revenue	$–	$2	$–	$4
Production and content	–	119	6	272
Engineering and development	–	26	20	138
Sales and marketing	–	81	15	287
General and administrative	–	260	–	1,090

Total	$–	$488	$41	$1,791

See notes to condensed consolidated financial statements	4

IGN Entertainment, Inc.
Consolidated Statement of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,

	2002	2001

Cash flows from operations
Net loss	$(7,610)	$(22,301)
Reconciliation to net cash used in operations:
Depreciation and amortization	1,242	4,596
Stock-based compensation	41	1,791
Non-cash restructuring and asset impairment charges	2,905	1,708
Gain on sale of assets	(1,114)	–
Other non-cash items, net	(21)	237
Changes in assets and liabilities:
Accounts receivable	165	2,086
Prepaid expenses and other assets	32	823
Accounts payable and accrued liabilities	(992)	(3,204)
Deferred revenue	(7)	42
Deferred rent	88	218

Net cash used in operating activities	(5,271)	(14,004)

Cash flows from investing activities
Establishment of facility letters of credit	(69)	–
Reduction in facility letters of credit	1,584	1,341
Purchases of fixed assets	(395)	(477)
Proceeds from sale of assets	1,000	–
Net refund on tenant improvements	335	1,143

Net cash provided by investing activities	2,455	2,007

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	1,823	–
Proceeds from other issuance of common stock
to employees, net of (repurchases)	127	(86)
Repayment of equipment financing obligations	(1,613)	(543)
Purchase of stock for treasury	(4)	(841)

Net cash provided by (used in) financing activities	333	(1,470)

Net decrease in cash and cash equivalents	(2,483)	(13,467)
Cash and cash equivalents at beginning of period	8,285	26,479

Cash and cash equivalents at end of period	$5,802	$13,012

See notes to condensed consolidated financial statements	5

IGN Entertainment, Inc.

1.  FINANCIAL STATEMENT PRESENTATION

       The condensed consolidated financial statements include IGN Entertainment, Inc. and its wholly owned subsidiaries (collectively herein referred to as “IGN”) after elimination of intercompany amounts.

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2001. These financial statements include all normal recurring adjustments that we believe necessary for a fair presentation of the statements. Certain reclassifications, none of which affected net loss, have been made to the prior periods' amounts in order to conform to the current periods' presentation.

       The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2002.

       We changed our name to IGN Entertainment, Inc. in May 2002 to provide a more accurate description of our current operations and to reflect our plans to focus on the video gaming and entertainment market. In connection with our name change, we also changed our symbol on the Nasdaq SmallCap Market to “IGNX.”

2.  THE COMPANY

       IGN is an Internet media property that operates a network of destination web sites for members of Generation i (“Gen i”TM) and the companies that want to reach them. We define Gen i as young adults, primarily 13 to 30 years of age, who regularly use the Internet. Our web sites are primarily focused on editorial content, products and services relating to computer and video gaming and other forms of video and audio entertainment. As an Internet media property, we sell advertising, marketing and commerce programs to companies that wish to reach our audience for branding, education and sales of their products and services. Additionally, we offer a subscription program, IGNinsider, whereby paid subscribers have access to premium content and services on our web sites. We serve our audience by providing editorial content, previews and reviews of the latest video games and accessories, an on-line community forum including message boards, classifieds and interactive games, an on-line store with access to third party merchandise and other relevant services. We serve our advertising and marketing customers by providing targeted access and communication to our audience as well as contextual integration of their products and services.

       We organize both our web sites around networks and channels that target different segments of the Gen i audience. Currently, our networks are:

•	IGN Games, which contains separate channels for all the different gaming platforms, as well as separate channels for our on-line store, message boards, codes and guides; and

•	IGN Entertainment, which contains separate channels covering DVDs, male lifestyle, gear, movies and science-fiction.

IGN Entertainment, Inc.

3.  NET LOSS PER SHARE

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

       The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Net loss	$(1,317)	$(9,353)	$(7,610)	$(22,301)

Basic and diluted:
Weighted average shares of common stock outstanding	1,886	1,975	1,848	1,999
Less: weighted average shares subject to repurchase	(37)	(91)	(45)	(100)

Weighted average shares used in computing basic and diluted net loss per share	1,849	1,884	1,803	1,899

Basic and diluted net loss per share	$(0.71)	$(4.96)	$(4.22)	$(11.74)

4.  RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

       During 2001, IGN’s Board of Directors approved a restructuring program aimed at reducing our underlying cost structure. As part of this program, in the first quarter of 2002 we recorded restructuring charges of $5,032,000 consisting mainly of facility exit costs related to the restructuring of our Brisbane headquarters lease. We did not record any restructuring charges in the second quarter of 2002. As of June 30, 2002, $18,000 of these restructuring charges had not yet been paid. In the year ended December 31, 2001, we recorded restructuring charges of $2,500,000 consisting of $1,772,000 of facility exit costs and abandoned facility assets and $728,000 in employee termination costs. Of these charges, $1,958,000 were recorded in the first quarter of 2001 consisting of $1,631,000 of facility exit costs and abandoned facility assets and $327,000 in employee termination costs. In the second quarter of 2001, $404 ,000 of restructuring charges were recorded consisting of $135,000 in facility exit costs and $269,000 in employee termination costs. We believe that additional restructuring charges may be incurred in the future in connection with ongoing cost reduction efforts.

       Asset impairment charges arise when the expected future discounted cash flows to be generated from a long-lived intangible asset, goodwill in our case, are less than the present carrying value. In the second quarter of 2001, we recorded an impairment charge of $1,629,000 recorded against the remaining unamortized goodwill of our 1999 acquisition of Extreme Interactive Media, Inc. when we discontinued operation of that site. We did not record asset impairment charges during the first six months of 2002.

IGN Entertainment, Inc.

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

       IGN adopted FASB SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. IGN was required to evaluate its existing goodwill and intangible assets and make any necessary reclassifications in order to comply with the new criteria in SFAS No. 142. The following disclosures are required to be presented at the time SFAS No. 142 is adopted and for all periods presented until all periods are accounted for in accordance with SFAS No. 142. These disclosures include presenting income for periods presented before the adoption of SFAS No. 142 adjusted to exclude the effects of adopting the new standard.

	Three Months Ending June 30,		Six Months Ending June 30,

	2002	2001	2002	2001

	(in thousands, except per share data)
Net loss	$(1,317)	$(9,353)	$(7,610)	$(22,301)

Add back goodwill amortization	–	1,120	–	2,243

Adjusted net loss	$(1,317)	$(8,233)	$(7,610)	$(20,058)

Basic and diluted net loss per share	$(0.71)	$(4.96)	$(4.22)	$(11.74)
Add back goodwill amortization per share	–	0.59	–	1.18

Adjusted basic and diluted net loss per share	$(0.71)	$(4.37)	$(4.22)	$(10.56)

6.  GAIN ON SALE OF ASSETS

       On January 16, 2002 we completed the sale of our HighSchoolAlumni network to Reunion.com, a private company for approximately $1,000,000 in cash. In the first quarter of 2002, we recorded a gain of $1,114,000 in association with the transaction, which represents cash received plus the deferred revenue balance as of January 15, 2002 related to the unrecognized portion of subscription money received on our HighSchoolAlumni subscription program less the net unamortized value of our 1999 acquisition of Ameritrack.

7.  COMMITMENTS

       We are currently under a lease commitment through February 2004 for our headquarters facility in Brisbane, CA. Upon relocating to Brisbane in October 2000, IGN originally entered into a lease for three buildings with terms of 10, 11, and 12 years, respectively. The lease was amended in November 2000 to return two of the buildings to the landlord in May and October of 2001, respectively, therefore ending our associated liability for those buildings. In March 2002, this lease was further amended to decrease our square footage from 66,002 to 13,606 and to decrease our monthly rents proportionately. Additionally, our lease term for this facility was reduced from an original end date of September 2012 to February 2004.

       We also lease sales and support offices in New York, Los Angeles and Connecticut. In July 2002, we entered into a sublease agreement for our New York facility (see Note 11, Subsequent Events, to condensed consolidated financial statements).

IGN Entertainment, Inc.

       As of June 30, 2002, in connection with our Brisbane and New York facility leases, we are committed under irrevocable standby letters of credit totaling $781,000 as security deposits for these facilities. This amount represents a $1,584,000 reduction from our committed letters of credit as of December 31, 2001 as a result of our renegotiated Brisbane lease. These amounts are classified as restricted cash on the accompanying balance sheets at June 30, 2002 and December 31, 2001.

8.  STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Other Stockholders’	Accumulated	Total Stockholders’
	Shares	Amount	Paid in Capital	Equity	Deficit	Equity

Balance at December 31, 2001	1,804,052	$(1,170)	$150,004	$(165)	$(134,917)	$13,752

Issuance of common stock to employees, net of repurchases	65,552	–	156			156
Purchase of treasury stock	(1,190)	(4)				(4)
Forgiveness of notes receivable from stockholders				53		53
Issuance of common stock in private placement for cash, net of issuance costs	285,715	–	1,822			1,822
Net loss					(7,610)	(7,610)

Balance at June 30, 2002	2,154,129	$(1,174)	$151,982	$(112)	$(142,527)	$8,169

       On June 20, 2002, IGN issued and sold to institutional investors 285,715 shares of common stock and warrants to purchase up to 85,715 shares of common stock with an exercise price of $9.00 per share and term of five years. In connection with this sale, we raised gross proceeds of approximately $2,000,000 and incurred approximately $178,000 of cash based issuance costs and issued a warrant to purchase up to 6,500 shares of common stock with an exercise price of $10.00 per share and term of five years to a placement agent for its services.

       In December 2000, the Board of Directors authorized a stock repurchase program under which IGN is authorized to repurchase up to 277,778 shares of our common stock in the open market for cash. Repurchases may be made from time to time at market prices and as market and business conditions warrant. No time limit has been set for the completion of the program. As of June 30, 2002, IGN had repurchased 270,501 shares at an average purchase price of $4.35 per share. No treasury stock purchases were made in the second quarter of 2002.

9.  CONCENTRATION OF CREDIT RISK

       IGN is exposed to concentration of credit risk principally from accounts receivable and revenue. As June 30, 2002, one customer accounted for 16% of our net accounts receivable balance. For the three and six months ended June 30, 2002, one other customer accounted for approximately 12% and 13% of revenue, respectively. During the second quarter of 2002, the contract with this customer was terminated. Loss of or non-performance by significant customers could adversely affect IGN’s financial position, liquidity or results from operations.

IGN Entertainment, Inc.

10.  RECENT ACCOUNTING PRONOUNCEMENTS

       In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS No. 144 was effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We have adopted SFAS No. 144 as of January 1, 2002 and did not record any asset impairment charges in the first or second quarters of 2002; however, future impairment reviews may result in periodic write-downs.

       In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 will be effective for financial statements issued for fiscal years beginning after December 31, 2002, with earlier application encouraged. Management expects to early adopt the standard and does not anticipate such adoption will have a material effect on operations.

11.  SUBSEQUENT EVENTS

       We are currently under lease commitments through October 2010 and June 2005 for office space in New York and Connecticut, respectively. In July 2002, we re-evaluated our facilities requirements and, as a result, decided to sublet our space in both locations. The market for office space in these locations has significantly declined from the date we originally entered into the leases. As a result, we expect to record a loss of approximately $2,325,000 in the third quarter of 2002, representing approximately $1,660,000 of discounted rent and operating expenses over the remaining life of the lease, net of expected sublease income and approximately $665,000 for the write-off of leasehold improvements. IGN’s estimates are based upon many factors including projections of sublease rates and the time period required to locate tenants. Additional losses may result if actual experience differs from projections.

       Consistent with management’s decision to sublet our New York and Connecticut office space, on July 15, 2002, we entered into a sublease agreement for our New York facility. Under this sublease agreement, the subtenant will rent space from August 2002 through July 2004 with options to renew in two twelve month increments thereafter.

IGN Entertainment, Inc.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

       The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2001, as amended. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements include statements regarding our future cash and liquidity position, the extent and timing of future revenues and expenses and customer demand, the deployment of our services and products, and our reliance on third parties. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” below and elsewhere in this quarterly report on Form 10-Q.

Overview

       IGN’s business model and focus have significantly evolved since our inception. Our response to the difficult market conditions of 2001 was to focus on our core strengths and eliminate certain of our operations. Commencing in the fourth quarter of 2001, we have focused our business on our IGN entertainment and gaming network and virtually all of our revenue in the first six months of 2002 was derived from IGN-related advertising sales and subscriptions. We have diversified our revenue by adding new product lines, including a subscription-based access model. We have significantly reduced operating costs, mainly by reducing headcount, renegotiating our facilities leases, decreasing marketing efforts and reducing the number of our affiliates. However, we still have not achieved profitability.

       Our operating activities to date have been focused on developing the quality of our content and services; expanding our audience and the usage of our services; establishing relationships with users and the companies who want to reach this large web-centric audience; building sales momentum and marketing our networks and IGN brands; developing our computer software and hardware infrastructure; and more recently, growing our subscriber base.

       Due in part to the financial difficulties experienced by Internet and Internet-related companies and reductions in advertising budgets of many companies that advertise on the Internet, we cannot assure you that our revenue will grow or that we will ever achieve or maintain profitability. We have experienced significant declines in our advertising revenue from Internet and Internet related companies, which have been only partially offset by revenue from companies in more traditional lines of business. We anticipate that weakness in advertising demand will continue until overall business conditions improve and advertising expenditures rebound. Accordingly, we anticipate that we will incur additional operating losses at least through 2002.

       In connection with our earnings releases and investor conference calls we provide supplemental consolidated financial information that excludes from our reported earnings and earnings per share the effects of certain expenses such as the amortization of goodwill and intangibles, stock-based compensation, restructuring costs and a gain on the sale of assets. This supplemental consolidated financial information is reported as pro forma earnings and pro forma earnings per share in addition to information that is reported based on generally accepted accounting principles in the United States (“GAAP”). We believe that such pro forma operating results provide additional measures of our operational performance. We urge readers to review and consider carefully GAAP financial information contained within our SEC filings and in our earnings releases in addition to supplemental disclosures.

Critical Accounting Policies

       The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates

IGN Entertainment, Inc.

and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. On an on-going basis, we evaluate estimates, including those related to bad debts, intangible assets and restructuring. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

       We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue recognition

       We derive our revenue principally from short-term contracts for various size and types of impression-based or time-based advertisements. This revenue is recognized at the lesser of the straight-line basis over the term of the contract or the ratio of impressions delivered over total committed impressions, provided that we do not have any significant remaining obligations and collection of the resulting receivable is reasonably assured. To the extent that minimum committed impression levels or other obligations are not met, we defer recognition of the corresponding revenue until such levels have been achieved.

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

       We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We generally do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured based on our current evaluation of these factors, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

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

Allowance for doubtful accounts

       Our management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The use of different estimates or assumptions could produce different allowance balances. If the financial condition of our customers were to deteriorate, subsequent to the date of our arrangements with them, this could result in an impairment of their ability to make payments and we may be required to make additional allowances.

IGN Entertainment, Inc.

Valuation of goodwill and intangible assets

       We assess the impairment of goodwill and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

  significant underperformance relative to expected historical or projected future operating results;
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

Results of Operations for the Three and Six Months Ended June 30, 2002 and 2001

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

	(in thousands)		(in thousands)
Revenue	$2,563	$2,309	$4,884	$4,821

       Revenue was $2,563,000 and $2,309,000 for the three months ended June 30, 2002 and 2001, respectively, which represents an increase of 11%. Revenue for the six months ended June 30, 2002 and 2001, was $4,884,000 and $4,821,000, respectively, which represents an increase of 1%. Our increased revenue in both comparative periods is due to the combination of the general growth in gaming and consumer advertising spending and to increased subscription revenue. Subscription revenue grew as a percentage of total revenue from 1% in both 2001 periods presented to 14% in both 2002 periods presented.

       To date, we have derived revenue principally from short-term contracts for impression-based advertisements, including Flash, Unicast and click-within advertising units, as well as banners, buttons and textlinks. Under these contracts, we typically provide advertisers with a number of “impressions,” or a number of times a user will view their advertisements, for which we receive a fee.

       Revenue also includes fees from commerce partnerships, sponsorship, fixed slotting fees, variable lead generation, content licenses, and other marketing programs under contracts in which we commit to provide our business customers with promotional opportunities and web site and editorial services in addition to traditional impression-based advertising. These agreements typically provide not only for the delivery of advertising impressions on our web sites, but also exclusive placement on our networks, special content and promotional offers and the design and development of customized content or sites to enhance the promotional objectives of the advertiser or commerce partner.

       In April 2001 we initiated a subscription program for our users. Through June 2002, our IGNinsider subscription base has grown to approximately 56,000 users and we have collected approximately $1,450,000 in cash. In the second quarter of 2002 we collected approximately $530,000 in cash from this program. As of June 30, 2002, we had $601,000 of deferred subscription revenue on our balance sheet. Subscription revenue for the three months ended June 30, 2002 and 2001 was $369,000 and $30,000, respectively. Subscription revenue for the six months ended June 30, 2002 and 2001 was $660,000 and $30,000, respectively.

IGN Entertainment, Inc.

       We believe this subscription model and our recent focus solely on IGN products and business partnerships may help us to increase our revenue; however, these initiatives may take several quarters to produce significant results, if at all, and if they are not accepted by our users and customers, will not increase revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

	(in thousands)		(in thousands)
Cost of Revenue	$372	$728	$774	$1,960

Percentage of revenue	15%	32%	16%	41%

       Cost of revenue consists primarily of expenses related to hosting our web sites, costs of third-party content and tools, credit card processing fees and guaranteed payments or the portion of revenue owed to our affiliates for advertising and marketing placed on their web sites. For the three months ended June 30, 2002 and 2001, cost of revenue was $372,000 and $728,000, respectively, which represents a decrease of 49%. For the six months ended June 30, 2002 and 2001, cost of revenue was $774,000 and $1,960,000, which represents a decrease of 61%. In both comparative periods, our decreased cost of revenue is primarily due to a reduction in the number of affiliates, lower hosting costs due to a more favorable hosting contract with our outside service provider and less reliance upon third-party content. As related to our affiliate program, beginning in late 2000 we began to renegotiate, terminate or let expire many of our affilia te contracts. For the six months ended June 30, 2002, affiliate costs were 6% of cost of revenue as compared to 47% in the prior year’s comparative period.

Operating Expenses

       We categorize operating expenses into production and content, engineering and development, sales and marketing, general and administrative, stock-based compensation, amortization of goodwill and intangible assets, restructuring and asset impairment charges and gain on sale of assets. Total operating expenses for the three months ended June 30, 2002 and 2001 were $3,533,000 and $11,075,000, respectively, which represents a 68% decline. Total operating expenses for the six months ended June 30, 2002 and 2001 were $11,773,000 and $25,624,000, respectively, which represents a 54% decline. In both comparative periods, the decline in operating expenses is primarily a result of our headcount reductions, expense control efforts, the full amortization of deferred stock-based compensation as of December 31, 2001 and the elimination of goodwill amortization charges in 2002 due to the adoption of a SFAS No. 142 effective January 1, 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

	(in thousands)		(in thousands)
Production and Content	$889	$1,755	$1,950	$4,226

Percentage of revenue	35%	76%	40%	88%

       Production and content costs were $889,000 and $1,755,000 for the three months ended June 30, 2002 and 2001, respectively, and $1,950,000 and $4,226,000 for the six months ended June 30, 2002 and 2001, respectively, which represents a decrease of 49% and 54%, respectively. In both comparative periods, the decrease is due primarily to the reduction of our editorial, artistic and production staff and efforts to reduce usage of freelance writers, artists and computer-related expenses for the creation of content for our web sites. In connection with our efforts to control our expenses, we eliminated certain channels within our networks and in the fourth quarter of 2001 we curtailed operations of our HighSchoolAlumni and ChickClick networks and ultimately sold our HighSchoolAlumni network in the first quarter of 2002.

IGN Entertainment, Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

	(in thousands)		(in thousands)
Engineering and Development	$725	$1,678	$2,028	$3,835

Percentage of revenue	28%	73%	42%	80%

       Engineering and development expenses consist primarily of personnel and related costs, consultant and outside contractor costs, and software and hardware maintenance and depreciation costs for our development and programming efforts, including internal information services costs. To date, all engineering and development expenses have been expensed as incurred.

       Engineering and development expenses were $725,000 and $1,678,000 for the three months ended June 30, 2002 and 2001, respectively, and $2,028,000 and $3,835,000 for the six months ended June 30, 2002 and 2001, respectively, which represents a decrease of 57% and 47%, respectively. In both comparative periods, the decrease is due primarily to reduction of personnel, consulting and recruiting fees, reduced or discontinued equipment support and maintenance agreements and decreased depreciation as certain equipment became fully depreciated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

	(in thousands)		(in thousands)
Sales and Marketing	$1,294	$2,841	$2,656	$6,951

Percentage of revenue	50%	123%	54%	144%

       Sales and marketing expenses were $1,294,000 and $2,841,000 for the three months ended June 30, 2002 and 2001, respectively, and $2,656,000 and $6,951,000 for the six months ended June 30, 2002 and 2001, respectively, which represents a decrease of 54% and 62%, respectively. In both comparative periods, the decrease is due primarily to the reduction of our advertising, marketing and branding activities, and decreases in our sales and marketing staff.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

	(in thousands)		(in thousands)
General and Administrative	$625	$1,160	$1,180	$2,587

Percentage of revenue	24%	50%	24%	54%

       General and administrative expenses were $625,000 and $1,160,000 for the three months ended June 30, 2002 and 2001, respectively, and $1,180,000 and $2,587,000 for the six months ended June 30, 2002 and 2001, respectively, which represents a decrease of 46% and 54%, respectively. In both comparative periods this decrease is due primarily to the general reduction in accounting and finance, human resources and other administrative staff in response to reductions in staff in other functional areas.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

	(in thousands)		(in thousands)
Stock-based Compensation	$–	$488	$41	$1,791

Percentage of revenue	0%	21%	1%	37%

       Prior to 2002, stock-based compensation expense mainly represented the amortized aggregate difference between the exercise price of an option and the deemed fair market value of the underlying stock as of the grant date. We initially recorded this aggregate difference as deferred stock-based compensation

IGN Entertainment, Inc.

on the balance sheet and amortized the difference over the life of the respective options (generally four years) using a graded amortization method; any unamortized portion was reversed upon an options cancellation. As of December 31, 2001, we had fully expensed any deferred stock-based compensation recorded with these types of transactions.

       In certain cases, we also record stock-based compensation expense when the terms of options are altered, such as accelerated vesting, usually measured as the difference between the grant price and the fair market value on the date the terms are altered. Further, certain option awards granted in the past are accounted for as variable awards and, accordingly, may result in stock-based compensation charges in future periods, if our stock price exceeds the strike price of these awards; during the six months ended June 30, 2002, we did not recorded any stock-based compensation expense from these variable awards.

       For the six months ended June 30, 2002, stock-based compensation expense of $41,000 was primarily due to employees who as part of their termination packages had the unvested portions of certain of their options accelerated to become vested and fully exercisable. We did not record any stock-based compensation expense in the second quarter of 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

	(in thousands)		(in thousands)
Amortization of Goodwill and Intangible Assets	$–	$1,120	$–	$2,243

Percentage of revenue	0%	49%	0%	47%

       In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which became effective January 1, 2002, requiring the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under this nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. IGN adopted this accounting standard as of January 1, 2002. Based upon our impairment reviews during the first and second quarters of 2002, no impairment charges were recorded; however, future impairment reviews may result in periodic write-downs. As of June 30, 2002, the balance of our goodwill was $1,949,000.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

	(in thousands)		(in thousands)
Restructuring and Asset Impairment Charges	$–	$2,033	$5,032	$3,991

Percentage of revenue	0%	88%	103%	83%

       In response to the challenges in our business, during 2001 our Board of Directors approved a restructuring program aimed at reducing our underlying cost structure to better position IGN for improved operating results. We did not record any restructuring or asset impairment charges in the second quarter of 2002. During the first quarter of 2002, we recorded restructuring charges of $5,032,000 which consisted of $4,958,000 of net buyout consideration given in relation to the amendment of our headquarters facility lease and $74,000 related to an employee reduction in force. With respect to the facility lease amendment which was effective March 2002, our square footage decreased from 66,002 to 13,606 and our monthly rents decreased proportionately. Additionally, our committed lease term was reduced from an original end date of September 2012 to February 2004. As consideration, the landlord drew upon its $1,584,000 letter of credit, we paid an additional $416,000 in cash and we forfeited certain furniture and all tenant improvements from the vacated space.

IGN Entertainment, Inc.

       For the six months ended June 30, 2001, restructuring charges were $3,991,000 which reflects our abandonment of two buildings in Brisbane, California and severance costs associated with reductions in force.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

	(in thousands)		(in thousands)
Gain on Sale of Assets	$–	$–	$1,114	$–

Percentage of revenue	0%	0%	23%	0%

       On January 16, 2002 we completed the sale of our HighSchoolAlumni network to Reunion.com, a private company for approximately $1,000,000 in cash. The gain on sale of assets represents cash received plus the deferred revenue balance on the date of sale related to the unrecognized portion of subscription money received from our HighSchoolAlumni subscription program less the net unamortized value of our 1999 acquisition of Ameritrack.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

	(in thousands)		(in thousands)
Interest and Other Income, net	$25	$141	$53	$462

Percentage of revenue	1%	6%	1%	10%

       Interest and other income, net was $25,000 and $141,000 for the three months ended June 30, 2002 and 2001, respectively, and $53,000 and $462,000 for the six months ended June 30, 2002, respectively, representing a decrease of 82% and 89%, respectively. This decrease was due primarily to our decreasing cash and cash equivalent position due to our operating losses.

Liquidity and Capital Resources

       Cash used by operations totaled $5,271,000 during the six months ended June 30, 2002 compared to $14,004,000 during the comparative 2001 period. This decrease resulted primarily from the decrease in operating expenses during the first two quarters of 2002 and the resulting decrease in net loss. Working capital at June 30, 2002 was $3,992,000. Cash and cash equivalents at June 30, 2002 were $5,802,000.

       Net cash provided from investment activities for the six months ended June 30, 2002 was $2,455,000. This was due largely to proceeds of $1,000,000 from the sale of our HighSchoolAlumni web site and a reduction in our facility letters of credit of $1,584,000. The letter of credit reduction of $1,584,000 combined with an additional $416,000 in cash comprised the $2,000,000 we used to buyout our Brisbane facility lease. We also received a refund of $335,000 on tenant improvements associated with our New York facility, purchased $395,000 of fixed assets and established new facility letters of credit for $69,000.

       Net cash provided from financing activities for the six months ended June 30, 2002 was $333,000. This largely consisted of cash proceeds of $2,000,000 less $178,000 in cash-based issuance costs related to our June 20, 2002, private placement in which we issued and sold to institutional investors 285,715 shares of common stock and warrants to purchase up to 85,715 shares of common stock with an exercise price of $9.00 per share. Offsetting these proceeds, in January 2002, we paid off the remaining $1,613,000 balance on our equipment lease obligations.

       In December 2000, the Board of Directors authorized a stock repurchase program under which IGN is authorized to repurchase up to 277,778 shares of our common stock in the open market for cash.

IGN Entertainment, Inc.

From the inception of this program through June 30, 2002, IGN repurchased 270,501 shares at an average purchase price of $4.35 per share; 1,190 of these shares were repurchased in the first quarter of 2002 with no shares repurchased in the second quarter of 2002.

       As of June 30, 2002, we had $781,000 remaining in letters of credit as security deposits associated with our facilities in Brisbane, California and New York. This amount represents a decrease from our original letters of credit for these facilities of $5,111,000. During 2001, $2,815,000 of our letters of credit were released in connection with the return of two of our Brisbane buildings to our landlord. In the first quarter of 2002, $1,584,000 was forfeited to our landlord and $69,000 of new letters of credit were established under the terms of our March 2002 facility lease restructuring. Our letter of credit security deposits as of June 30, 2002 and December 31, 2001 have been classified as restricted cash on our balance sheets.

       In addition to our headquarters facility in Brisbane, California, we also lease sales and support offices in New York, Los Angeles and Connecticut. With respect to our New York office, on July 15, 2002 we entered into a sublease agreement for this facility (see Note 11, Subsequent Events, to our condensed consolidated financial statements). The following shows our aggregate commitments under non-cancelable offices space of June 30, 2002 and does not consider payments we will receive from our July 15, 2002 sublease (in thousands):

Six Months Ended December 31, 2002	$564

Years Ended December 31,
2003	1,129
2004	784
2005	683
2006	688
2007	688
2008 and thereafter	1,835

Total minimum lease payments	$6,371

       Our capital requirements depend on numerous factors, including market acceptance of our products and services, the resources we allocate to developing our networks, our marketing and selling capabilities and maintenance of our brands. Since our inception we experienced substantial expenditures as we grew our operations and personnel. Although we have significantly reduced our costs beginning in the second quarter of 2000, we still have not achieved positive cash flows from operations. We believe that our available cash, cash equivalents and short-term investments and cash flows from operations will be sufficient to meet our anticipated needs for working capital and capital expenditures at least until the end of our fiscal year 2002. To meet our longer term liquidity needs, potentially including our needs in fiscal 2002, we may need to raise additional funds, establish additional credit facilities, seek other financing arrangements or further reduce costs and expenses. Additional funding may not be available on favorable terms, on a timely basis or at all. See our risk factor entitled “We have negative cash flow and may not have sufficient cash to continue operations or, even if we can continue operations, to effectively manage our working capital requirements and fund our operations for the period required to achieve profitability. ” as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this report.

IGN Entertainment, Inc.

RISK FACTORS

You should carefully consider the risks described below and in the other documents incorporated by reference before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones facing IGN. Additional risks and uncertainties not presently known to us or that we do not currently believe are important to an investor may also harm our business operations. If any of the events, contingencies, circumstances or conditions described in the following risks actually occur, our business, financial condition or our results of operations could be seriously harmed. If that occurs, the trading price of our common stock could decline, and you may lose part or all of your investment.

Risks Related to Our Business

Our current business model is unproven and may fail.

       Our prospects and the merits of investing in our stock will be difficult for you to evaluate because we have recently restructured our business and implemented a new and unproven business model. As of the first quarter of 2002, we have sold or ceased operating all our destination web sites, except our IGN network, and now focus our content and services almost exclusively on the interactive entertainment market, with a particular emphasis on video game related information. If our business model proves to be unsuccessful, the trading price of our stock will fall and our business may fail. Accordingly, our prospects and the merits of investing in our stock must be considered in light of the risks, expenses and difficulties encountered by Internet-related companies who have restructured their business and adopted new business models. To effectively execute our current business model, we expect that in the future we will need to raise additional funds, establish additional credit facilities, seek other financing arrangements or further reduce costs and expenses. Additional funding may not be available on favorable terms, on a timely basis or at all.

We have not achieved profitability and anticipate continued losses.

       From our inception though the middle of 2000, we devoted substantially all our resources to rapidly develop our business. Beginning in the later half of 2000, in response to weakening market conditions, we began to decrease expenses and restructure our business and have incurred substantial charges relating to facility exit costs, goodwill impairment and employee severance. Despite our restructuring and expense management efforts, we have never been profitable and do not anticipate profitability in the foreseeable future. Further, in the future we may increase our operating expenses to develop additional subscription offerings, buyout or restructure some or all of our long-term facility leases, develop additional networks, expand our sales and marketing operations, develop and upgrade our technology and purchase equipment and leasehold improvements to support our operations and network infrastructure. We also may incur costs relating to the acquisition of technologies, content, or other businesses. Yet, whether or not we increase expenditures, we still may not generate sufficient revenue to attain profitability. Accordingly, we expect to incur significant operating losses on a quarterly basis for the foreseeable future, and may never become profitable. Even if we do achieve profitability, we might not be able to sustain profitability on a quarterly or annual basis in the future.

We have negative cash flow and may not have sufficient cash to continue operations or, even if we can continue operations, to effectively manage our working capital requirements and fund our operations for the period required to achieve profitability.

       We do not know with certainty whether our cash reserves and any cash flows from operations or financing will be sufficient to fund our operations beyond 2002. The report of our independent auditor, Ernst & Young LLP, on our 2001 financial statements contains an explanatory paragraph describing conditions that raise substantial doubt about our ability to continue as a going concern. We have limited cash and credit available, and may be unable to raise additional financing or establish additional lines of credit to meet our anticipated and unanticipated working capital requirements. In the event we raise capital via equity financing, our existing stockholders could experience significant dilution. If adequate funds are

IGN Entertainment, Inc.

not available to satisfy either short- or long-term capital requirements, we might be required to significantly limit our operations or delay or abandon some of our planned future expenditures, any of which actions could harm our business. Our future capital requirements depend upon many factors, including:

•	the rate at which we expand or contract our sales and marketing operations;
•	the extent to which we expand or contract our content and service offerings;
•	the extent to which we develop and upgrade our technology and data network infrastructure;
•	the timing of, and extent to which we are faced with, unanticipated marketing or technological challenges or competitive pressures;
•	our ability to successfully transfer liability for or restructure long-term facility leases for facilities that exceed our present capacity needs;
•	the amount and timing of leasehold improvements and capital equipment purchases;
•	the response of competitors to our content and service offerings; and
•	the willingness of advertisers to become and remain our customers.

Our future success depends on our ability to increase and sustain revenues.

       If we do not increase and sustain our revenues from existing sources, such as advertising sales, subscription fees and corporate partnerships, our business might fail. Even if we increase our revenues from existing sources, we still may have to create new sources of revenue to survive.

       Currently, the majority of our revenues are derived from paid advertisements displayed on our web sites. Our ability to maintain current levels of, increase, or sustain new levels of, advertising revenue depends upon:

•	growth of our user base;
•	the attractiveness of our user base to advertisers;
•	our ability to derive useful consumer patterns and other information from our users;
•	acceptance by advertisers of the Internet as an advertising medium; and
•	keeping our web sites technologically flexible in order to accommodate the latest advertiser demands.

       Our advertising orders tend to be specific campaign-based, cancelable without penalty and run over relatively short periods of time. In the current economic climate, advertisers have a great deal of negotiating power; the advertisers for whom we compete have a large selection of media in which to advertise and can dictate many of the terms of their orders. Accordingly, we are exposed to a great deal of competitive pressure and potentially severe fluctuations in our financial results. In addition, we are experiencing a shift in the source of advertising revenues from Internet companies to companies in more traditional lines of business. These advertisers often have substantially different requirements and expectations than Internet companies with respect to advertising programs. If we are unsuccessful in adapting to the needs of our advertisers or if we are otherwise unable to attract and retain advertisers, our business could be harmed.

       We also derive revenue from subscriptions. Our subscription model is in its fifth quarter of operation. Under this program, we offer premium content and services to customers on a subscription fee basis. Some of our competitors offer content and services similar to ours at no charge to users. If our users are unwilling to pay or if competing subscription programs better meet user expectations, our traffic and subscription revenue would decline. Furthermore, even if users subscribe with us, we cannot assure you that they will renew their subscriptions or accept our services. If our subscription program is not accepted by new and current subscribers, our subscription revenue and traffic would decline. A decline in traffic could result in decreased advertising revenues.

       Additionally, we earn revenue from several larger corporate partnerships through which we provide customers with various commerce, content and marketing initiatives. These partnerships are usually under contract with terms longer than six months but have termination rights at various points

IGN Entertainment, Inc.

during their respective terms. Our customers can and do decrease their spending levels and/or cancel these agreements on relatively short notice without penalty. We cannot assure you that these customers will continue to do business with us. The termination of any of these longer-term agreements, if not replaced with new customers and/or contracts, would cause our revenue to decline.

Our revenues are greatly dependent upon the general video game industry.

       Our traffic and revenues are directly related to events in, and the success of, the video game industry, particularly the platform and software markets thereof. For instance, when new video game platforms and/or software titles are released, our traffic and our advertising and subscription revenues tend to increase as companies desire to promote their new products to our audience, and as our audience wishes to gain access to information about these new products. The increased traffic related to the events in, or success of, the video game industry also generates business for us from advertisers outside of the video game industry that wish to promote their products and services to individuals with the demographic characteristics of our user population. Accordingly, a downturn in the video game industry, particularly in the platform and software markets thereof, or a shift in consumer interest in such products, would decrease traffic, advertising demand and subscription revenue. Any such decrease could harm our business.

Additional financings could disadvantage our existing stockholders.

       If we raise additional funds through the issuance of equity securities, the percentage ownership of our existing stockholders would be reduced and the value of their investments might decline. In addition, any new securities issued might have rights, preferences or privileges senior to those securities held by our existing stockholders. If we raise additional funds through the issuance of debt, we might become subject to restrictive covenants.

Our ability to successfully raise awareness of our brand and web sites is crucial to our success.

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

       We cannot forecast our revenue and operating results with precision, particularly because we have only recently restructured our business to focus solely on the interactive entertainment market; we are dependent upon general activity in the video game industry and development schedules for such video game platform or software products are frequently unreliable; our current products and services are relatively new and evolving; and our liquidity prospects are uncertain. Further, advertising expenditures tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. The U.S. economy is much weaker now than when we started our business, and reductions of marketing and advertising budgets or delay in spending of budgeted resources could continue to have a negative impact on our advertising revenue. This weakness has and could continue to have serious consequences for our business and operating results and, even if these conditions improve, we cannot assure you that marketing budgets and advertising spending will increase from current levels. If revenue in a particular period does not meet expectations, it is unlikely that we will be able to adjust our level of expenditures significantly for the same period. If our operating results fail to meet expectations, the trading price of our common stock would decline.

IGN Entertainment, Inc.

Financial results for any particular period will not predict results for future periods.

       Because of the uncertain nature of the rapidly changing markets we serve, we believe that period-to-period comparisons are not necessarily meaningful and are not necessarily indicative of future performance. We anticipate that the results of our operations will fluctuate significantly in the future as a result of a variety of factors, including: general developments in the video game industry; the long sales cycle we face selling advertising and promotions; our ability to attract new and to retain existing audience and subscribers; seasonal trends in Internet usage, advertising placements, electronic commerce and video game product launches; and other factors discussed in this section. As a result, it is likely that in some future quarters or years our results of operations will fall below the expectations of investors, which would cause the trading price of our common stock to decline.

If we fail to perform in accordance with the terms of our advertising agreements, we would lose revenue.

       Our advertising agreements typically provide for minimum performance levels, such as click-throughs by web users or impressions. If we fail to perform in accordance with these terms, we typically must provide free advertising to the customer until the minimum level is met, causing us to lose revenue and/or incur additional costs. Further, these performance levels are often based on the customer’s own records, which could be disadvantageous to us in cases of disagreement. In addition to minimum performance levels, we occasionally guarantee the availability of advertising space in connection with promotion arrangements and content agreements and often guarantee exclusive placement on our network for our largest customers, which precludes us from permitting certain competitors of these customers to offer products and services on our network that are similar to those offered by our exclusive customers. If we cannot fulfill the guarantees we make to our customers, or if we lose potential customers whose advertisements, sponsorships and promotions conflict with those of other customers or our exclusive customers fail to renew their contracts, we will lose revenue and our future growth may be impeded.

Internet advertising is a highly competitive industry and some of our competitors may be more successful in attracting and retaining customers.

       The market for Internet advertising and services is highly competitive, and we expect that competition will continue to intensify. Negative competitive developments could have a material effect on our business. Many of our current competitors, including Yahoo!, AOL, CNET, MSN, Terra Lycos, Electronic Arts and MTV, as well as a number of potential new competitors, compete vigorously in this market. Further, many of our target and current customers own or have ownership percentages in certain of our competitors, which creates a competitive disadvantage and makes us susceptible to significant pricing pressures. In addition to having greater traffic and financial backing, many of our competitors have significantly greater editorial, technical, marketing, sales and other resources than we do. Our competitors may develop content and service offerings that are superior to ours or achieve greater market acceptance than ours or may combine or be purchased by advertisers to achieve market dominance. We must continue to attract and retain users to compete successfully for advertising revenue. If we fail to attract and retain more users, our market share, brand acceptance and revenue would decline.

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

IGN Entertainment, Inc.

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

Our failure to manage our restructuring could result in our inability to effectively operate our new business.

       We have significantly reduced our operations and anticipate that further change will be required to address potential market problems and opportunities. If we fail to manage this change, we will be unable to effectively operate our business. From a peak of approximately 380 full-time employees in March 2000, we have reduced our workforce, through attrition and lay offs, to approximately 65 full-time employees as of June 30, 2002. Further, we significantly reduced our relationships with affiliated web sites and introduced a pay-for-access subscription model. These significant changes have placed, and we expect them to continue to place, a strain on our management, operational and financial resources. In particular, the reduction in workforce could have negative consequences on our ability to produce content and to attract new users, or to maintain our web site’s availability and performance.

IGN Entertainment, Inc.

If we are unable to identify or successfully integrate potential acquisitions and investments, we may not grow, our expenses may increase and our management’s attention may be diverted from the operation of our business.

       Our new business model may include acquiring or making investments in complementary businesses, products, services or technologies. Even if we do identify suitable candidates, we might not be able to make acquisitions or investments on commercially acceptable terms and on a timely basis. If we buy a business, we could have difficulty in assimilating that company’s personnel, operations, products, services or technologies into ours, which could increase expenses and divert management’s attention. If we are unable to identify suitable acquisition or investment candidates, we may not grow.

We may have to litigate to protect our intellectual property rights, or to defend claims that we have infringed the rights of others, which could subject us to significant liability and be time consuming and expensive.

       Our success depends significantly upon our copyrights, trademarks, service marks, trade secrets, technology and other intellectual property rights. The steps we have taken to protect our intellectual property may not be adequate and third parties may infringe or misappropriate our intellectual property. If this occurs, we may have to litigate to protect our intellectual property rights. These difficulties could disrupt our ongoing business, increase our expenses and distract our management’s attention from the operation of our business. We have not applied for the registration of all of our trademarks and service marks, and effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our content, services and products are made available on-line. If we were prevented from using our trademarks, we would need to re-implement our web sites and rebuild our brand identity with our customers, users and affiliates. This would increase our operating expenses substantially.

       Companies frequently resort to litigation regarding intellectual property rights. From time to time, we have received, and we may in the future receive, notices of claims of infringement by IGN or one of our affiliates of other parties’ proprietary rights. We may have to litigate to defend claims that we have infringed upon the intellectual property rights of others. Any claims of this type could subject us to significant liability, be time-consuming and expensive, divert management’s attention, require the change of our trademarks and the alteration of content, require us to redesign our web sites or services or require us to pay damages or enter into royalty or licensing agreements. These royalty or licensing agreements, if required, might not be available on acceptable terms or at all. If a successful claim of infringement were made against us and we could not develop non-infringing intellectual property or license the infringed or similar intellectual property on a timely and cost-effective basis, we might be unable to continue operating our business as planned.

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

       Our certificate of incorporation, bylaws and equity compensation plans include provisions that may deter an unsolicited offer to purchase IGN. These provisions, coupled with the provisions of the Delaware General Corporation Law, may delay or impede a merger, tender offer or proxy contest involving IGN. Furthermore, our board of directors has been divided into three classes, only one of which will be elected each year. Directors will only be removable by the affirmative vote of at least 66 2/3% of all classes of voting stock. These factors may further delay or prevent a change of control of IGN and may be detrimental to our stockholders.

IGN Entertainment, Inc.

Risks Related to Our Industry

Since our revenue is derived primarily from selling advertisements, our revenue might decline and we might not grow if advertisers do not continue or increase their usage of the Internet as an advertising medium.

       In the past, we have derived, and we expect to continue to derive in the future, a majority of our revenue from selling advertisements and other marketing initiatives. However, the prospects for continued demand and market acceptance for Internet marketing products are uncertain. In particular, during the economic slowdown of the U.S. economy, there has been a reduction of advertising and marketing spending and a negative public perception of on-line media companies as well as technology companies in general. If advertisers do not continue or increase their usage of the Internet, our revenue might decline or not grow. Most advertising agencies and potential advertisers, particularly local advertisers, have only limited experience advertising on the Internet and may not devote a significant portion of their advertising expenditures to Internet advertising. Moreover, advertisers that have traditionally relied on other advertising media may not advertise on the Internet. In addition, advertising on the Internet is at a much earlier stage of development in international markets than it is in the United States and may not fully develop in these markets. As the Internet evolves, advertisers may find Internet advertising to be a less attractive or effective means of promoting their products and services relative to traditional methods of advertising and may not continue to allocate funds for Internet advertising. Many historical predictions by industry analysts and others concerning the growth of the Internet as a commercial medium have overstated the growth of the Internet and should not be relied upon. This growth may not occur or may occur more slowly than estimated. In fact, due to the current economic slowdown, our advertising revenue has declined.

       We cannot assure you that customers will continue to purchase advertising or marketing programs or commerce partnerships on our web pages, or that market prices for web-based advertising will not decrease due to competitive or other factors. In addition, if a large number of Internet users use filter software programs that limit or remove advertising from the user’s monitor, advertisers may choose not to advertise on the Internet. Moreover, there are no widely accepted standards for the measurement of the effectiveness of Internet advertising, and standards may not develop sufficiently to support Internet advertising as a significant advertising medium.

Our ability to implement our business strategy and our ultimate success depend on continued growth in the use of the Internet and the ability of the Internet infrastructure to support this growth.

       Our business strategy depends on continued growth in the use of the Internet and increasing the number of users who visit our sites. A decrease in the growth of web usage would impede our ability to implement our business strategy and our ultimate success. If the Internet continues to experience significant growth in the number of users, frequency of use and amount of data transmitted, the Internet infrastructure might not be able to support the demands placed on it or the performance or reliability of the Internet might be adversely affected. Web sites have experienced interruptions in service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays occur frequently in the future, Internet usage, as well as the usage of our web sites, could grow more slowly than expected or decline. Security and privacy concerns may also slow growth. Because our revenue ultimately depends upon Internet usage generally as well as usage on our web sites, our business may suffer as a result of declines in Internet usage.

We might have to expend significant capital or other resources to protect our networks from unauthorized access, computer viruses and other disruptive problems.

       Internet and on-line service providers have in the past experienced, and may in the future experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. We might be required to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by such breaches. Nevertheless, security measures that we implement might be circumvented. Eliminating computer viruses and alleviating other security problems may also require interruptions, delays or cessation of service to

IGN Entertainment, Inc.

users accessing web pages that deliver our content and services. In addition, a party who circumvents our security measures could misappropriate proprietary information or cause interruptions in our operations.

We may be sued regarding privacy concerns, subjecting us to significant liability and expense.

       If a party were able to penetrate our network security or otherwise misappropriate our users’ personal information or credit card information, we could be subject to significant liability and expense. We may be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. Claims could also be based on other misuses of personal information, such as unauthorized marketing purposes. These claims could result in costly litigation. The Federal Trade Commission and state agencies have been investigating various Internet companies regarding their use of personal information. In 1998, the United States Congress enacted the Children’s On-line Privacy Protection Act of 1998. We depend upon collecting personal information from our customers and the regulations promulgated under this act have made it more difficult for us to collect personal information from some of our customers. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated. Furthermore, the European Union recently adopted a directive addressing data privacy that may limit the collection and use of information regarding Internet users. This directive and regulations enacted by other countries may limit our ability to target advertising or to collect and use information internationally.

Information displayed on and communication through our and our affiliate web sites could expose us to significant liability and expense.

       We face possible liability for defamation, negligence, copyright, patent or trademark infringement and other claims, such as product or service liability, based on the nature and content of the materials published on or downloaded from our and our affiliate web sites. These types of claims have been brought, sometimes successfully, against Internet companies and print publications in the past, and the potential liability associated with these claims is significant. We could also be subjected to claims based upon the on-line content that is accessible from our web sites through links to other web sites or through content and materials that may be posted in chat rooms or bulletin boards. We do not verify the accuracy of the information supplied by third-party content providers, including affiliates. We also offer email services which may subject us to potential risks, such as liabilities or claims resulting from unsolicited email, lost or misdirected messages, illegal or fraudulent use of email or interruptions or delays in email service. The law in these areas is unclear. Accordingly, we are unable to predict the potential extent of our liability. Our insurance may not cover potential claims of this type and our defense of any such actions could be costly and involve significant distraction of our management and other resources.

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

IGN Entertainment, Inc.

Future regulation of the Internet may slow its growth, resulting in decreased demand for our services and increased costs of doing business.

       Although we are subject to regulations applicable to businesses generally, few laws or regulations exist that specifically regulate communications and commerce over the Internet. We expect more stringent laws and regulations relating to the Internet to be enacted due to the increasing popularity and use of the Internet and other on-line services. Future regulation of the Internet may slow its growth, resulting in decreased demand for our services and increased costs of doing business. New and existing laws and regulations are likely to address a variety of issues, including:

•	user privacy and expression;
•	taxation and pricing;
•	the rights and safety of children;
•	intellectual property;
•	defamation;
•	sweepstakes and promotions; and
•	information security.

       Currently we may be subject to Sections 5 and 12 of the Federal Trade Commission Act, which regulate advertising in all media, including the Internet, and require advertisers to have substantiation for advertising claims before disseminating advertisements. The Federal Trade Commission recently brought several actions charging deceptive advertising via the Internet, and is actively seeking new cases involving advertising via the Internet. We also may be subject to the provisions of the recently enacted Communications Decency Act, which, among other things, imposes substantial monetary fines and/or criminal penalties on anyone who distributes or displays certain prohibited material over the Internet or knowingly permits a telecommunications device under its control to be used for this purpose. In addition, government agencies may impose regulatory access fees on Internet usage. If this were to occur, the cost of communicating on the Internet could increase substantially, potentially decreasing the use of the Internet.

       Finally, the applicability to the Internet and other on-line services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other on-line services could also increase our costs of doing business, discourage Internet communications and reduce demand for our services.

Risks Related to the Securities Markets

We expect to experience volatility in our stock price, which could negatively affect your investment.

       The trading price of our common stock is likely to be highly volatile in response to a number of factors, such as:

•	actual or anticipated variations in our quarterly results of operations;
•	our cash position;
•	our limited amount or availability of public float shares;
•	changes in ownership percentage as a result of the issuance of equity securities;
•	changes in the market valuations of other Internet content and service companies;
•	public perception of Internet content and service companies;
•	public perception of growth prospects for the video game and entertainment industries;
•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

IGN Entertainment, Inc.

•	changes in financial estimates or recommendations by securities analysts;
•	additions or departures of key personnel;
•	additions or departures of key customers;
•	our ability to attract or retain subscribers; and
•	failure to maintain minimum Nasdaq listing requirements.

In addition, broad market and industry factors may materially and adversely affect the market price of our common stock, regardless of our operating performance. The Nasdaq Stock Market, and the market for Internet and technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

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

The sale of the common stock or the perception that shares of common stock will be sold under our recently filed Form S-3 registration statement could lower our stock price and negatively impact our ability to raise capital through the public markets.

       Sales in the public market of the common stock covered by our registration statement filed on Form S-3 (No. 333-96637) with the SEC could lower our stock price and impair our ability to raise funds in additional stock offerings. Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, might adversely affect the prevailing market price of our common stock and make it more difficult for us to raise funds through a public offering of our equity securities.

       In addition, the nature of some of the selling stockholders named in the Form S-3 could be perceived negatively by other investors or potential investors and could cause our stock price to decline. Chris Anderson, our chairman and a beneficial owner of more than 30% of our outstanding common stock, Mark Jung, our chief executive officer, and affiliates of Michael Orsak, one of our directors, offer a substantial majority of all the shares covered by the Form S-3. Other investors or potential investors could interpret this participation to indicate, for example, that these selling stockholders lack confidence in IGN. This and any other negative interpretations arising from the participation of these selling stockholders in the Form S-3, could cause our stock price to decline.

Our officers and directors and their affiliates exercise significant control over us, which could disadvantage other stockholders.

       Our executive officers and directors and their affiliates together owned approximately 55% of our outstanding common stock as of July 31, 2002. Christopher Anderson, the chairman of our board of directors, owned approximately 39% of our outstanding common stock alone. Another stockholder owned approximately 20% of our outstanding common stock. As a result, these stockholders exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of control could disadvantage other stockholders with interests different from those of our officers, directors and their affiliates. For example, our officers, directors and their affiliates could delay or prevent someone from acquiring or merging with us even if the transaction would benefit other stockholders.

IGN Entertainment, Inc.

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

       We cannot assure you that we will be able to meet or maintain all of the requirements for continued listing on the Nasdaq SmallCap Market in the future. For example, we must attract a new independent member to our Board of Directors and our Audit Committee in the near future to comply with current listing requirements. If we do not meet Nasdaq listing requirements, we expect that our common stock would be traded on the NASD Over-The-Counter Bulletin Board. If our common stock were to be delisted from the Nasdaq SmallCap Market, the liquidity of your investment would be diminished and the volatility of the trading price of our common stock would increase. Further, our stock could then potentially be subject to what are known as the “penny stock” rules, which place additional requirements on broker-dealers who sell or make a market in such securities. Consequently, if we were removed from the Nasdaq SmallCap Market, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline. As a result, your ability to resell your shares of our common stock could be harmed.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

       Certain statements contained in this Form 10-Q that are not statements of historical facts are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on beliefs of management, as well as assumptions made by and information currently available to management. Such statements also are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. All statements, other than statements of historical fact, included in this Form 10-Q, regarding our strategy, future operations, financial position, estimated revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. Words such as “may,” “will,” “should,” “anticipates,” “projects,” “predicts,” “expects,” “intends,” “plans,” “believes,” “seeks,” “continues” and “estimates” and variations of these words and similar expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are only predictions and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks, uncertainties and assumptions referred to above include our unproven current business model, history of losses, negative cash flows from operations, the need to increase revenue to survive and other risks that are described from time to time in our SEC reports, including but not limited to the items discussed in “Risk Factors” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 in this report.

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

IGN Entertainment, Inc.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

       Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of interest rates in the United States, particularly since the majority of our investments are short-term and issued by corporations or divisions of the United States government. We place our investments with high quality issuers and limit the amount of credit exposure to any one issuer. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure.

       We had no foreign currency hedging or other derivative financial instruments as of June 30, 2002.

Part II -	OTHER INFORMATION

Item 1 -	Legal Proceedings
Not applicable

Item 2 -	Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities

       On June 20, 2002, we issued and sold to institutional investors an aggregate of 285,715 shares of our common stock, and warrants to purchase up to 85,715 shares of our common stock, each with an exercise price of $9.00 per share, for aggregate gross proceeds of approximately $2,000,000. These warrants expire on June 17, 2007. We also issued to one of our placement agents in this transaction a warrant to purchase up to 6,500 shares of common stock, with an exercise price of $10.00 per share, in consideration for its services in this transaction. This warrant expires on the earlier of June 20, 2007 or the date on which we are acquired.

       All sales were made in reliance on Section 4(2) of the Securities Act and/or Rule 506 promulgated under the Securities Act and were made without general solicitation or advertising. Each purchaser is an accredited investor and had access to all relevant information necessary to evaluate the investment and represented to us that the shares were being acquired for investment.

       (d)       Use of Proceeds

       IGN completed the initial public offering of its common stock under a registration statement on Form S-1 (No. 333-93487), which was declared effective by the SEC on March 20, 2000.

       From March 24, 2000 to June 30, 2002, we used the net proceeds from this offering for repayment of debt, investing in short-term, interest bearing, investment grade securities and general corporate purposes, including advertising and promoting our brands, maintaining our sales and marketing activities, purchasing fixed assets and improving our facilities.

       In addition, from the inception of our stock repurchase program in January 2001 through June 30, 2002, we used approximately $1,176,000 of the net proceeds from this offering to repurchase 270,501 shares of our common stock under the terms of the program as approved by the board of directors in December 2000.

IGN Entertainment, Inc.

       We expect that we will use our remaining net proceeds for short–term, interest–bearing, investment–grade securities, purchases of fixed assets, possible acquisitions and other general corporate purposes.

Item 3 - Defaults Upon Senior Securities

       Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

       We held our annual meeting of stockholders on May 9, 2002. A description of the matters voted upon and the results of such meeting are set forth below:

		Votes	Votes
		for	withheld

1.	Election of Directors
	Nominees:
	Robert H. Reid	1,092,978	440
	James R. Tolonen	1,092,978	440

		Votes	Votes	Votes	Broker
		for	against	abstained	non-votes

2.	Approval of an amendment of the
	Company’s certificate of
	incorporation to change its
	name to “IGN Entertainment, Inc.”	1,093,110	299	9	–

3.	Ratification of the selection of Ernst &
	Young LLP as the Company’s
	independent auditors for the fiscal
	year ending December 31, 2002.	1,093,266	147	5	–

4.	Approval of an amendment of the
	Company’s 2000 Employee Stock
	Purchase Plan to increase the
	number of shares reserved for
	issuance there under by 100,000
	shares.	1,092,175	956	287	–

5.	Ratification of the non-plan options
	granted to Mark Jung and James
	Tolonen.	1,090,519	2,539	360	–

IGN Entertainment, Inc.

Item 5 -    Other Information

    On June 20, 2002, we issued and sold to institutional investors 285,715 shares of common stock and warrants to purchase up to 85,715 shares of common stock with an exercise price of $9.00 per share. In connection with this sale, we raised gross proceeds of approximately $2,000,000 and incurred approximately $178,000 of cash based issuance costs and issued a warrant to purchase up to 6,500 shares of common stock with an exercise price of $10.00 per share to a placement agent for its services.

       On July 17, 2002, we announced that Rick Boyce, our president, resigned to pursue other interests, and that he has joined our board of directors effective July 19, 2002.

Item 6 - Exhibits and Reports on Form 8-K

        (a)      Exhibits

Exhibit
Number	Description

3.01	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.02 to the Registrant’s Form S-3 (Registration No. 333-96637) filed with the SEC on July 17, 2002.)
10.01	Form of Subscription Agreement dated June 18, 2002 each between the Registrant and certain stockholders identified in this Exhibit (Incorporated by reference to Exhibit 4.01 to the Registrant’s Form S-3 (Registration No. 333-96637) filed with the SEC on J.)
10.02	Form of Stock Purchase Warrant issued to stockholders identified in this Exhibit (Incorporated by reference to Exhibit 4.02 to the Registrant’s Form S-3 (Registration No. 333-96637) filed with the SEC on July 17, 2002.)
10.03	Warrant Certificate issued to Allen & Company Incorporated (Incorporated by reference to Exhibit 4.03 to the Registrant’s Form S-3 (Registration No. 333-96637) filed with the SEC on July 17, 2002.)

        (b)      Reports on Form 8-K

                  A Current Report on Form 8-K dated June 21, 2002 was filed by the Registrant on June 21, 2002 to report under Item 5: Other Events that the Registrant had issued a press release announcing the completion of its sale of 285,715 shares of its common stock and warrants to purchase up to 85,715 shares of its common stock for aggregate gross proceeds to the Registrant of approximately $2,000,000, and under Item 7: Financial Statements and Exhibits the filing of a press release exhibit.

IGN Entertainment, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGN ENTERTAINMENT, INC.

Date:August 12, 2002	By/s/ Mark A. Jung
Mark A. Jung
Chief Executive Officer and Director

Date:August 12, 2002	By/s/ James R. Tolonen
James R. Tolonen
Chief Financial Officer, Chief
Operating Officer and Director
(Principal Financial Officer)