Form 10-Q
period 2002-09-30
IGN ENTERTAINMENT INC
filed 2002-11-14
CIK 1101547

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(x)   Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended September 30, 2002

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES X   NO___

The number of shares of the registrant’s common stock outstanding as of October 31, 2002 was 2,181,809.

Form 10-Q

IGN Entertainment, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2002	December 31, 2001 (1)

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,667	$8,285
Accounts receivable, net	1,672	1,544
Prepaid expenses and other current assets	652	626

Total current assets	6,991	10,455
Restricted cash	781	2,296
Goodwill, net	1,949	2,218
Fixed assets, net	1,114	6,118
Other assets	92	227

Total assets	$10,927	$21,314

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,360	$1,732
Accrued liabilities and other	2,116	2,245
Deferred revenue	988	1,410
Current equipment financing obligations	—	1,538
Current accrued restructuring charges	234	—

Total current liabilities	4,698	6,925
Accrued restructuring charges, less current portion	1,374	—
Deferred rent	431	562
Long-term equipment financing obligations	—	75
Stockholders’ equity:
Common stock, $0.001 par value: 100,000,000 shares authorized, 2,159,682 and 1,804,052 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	2	2
Treasury stock, 270,501 and 269,311 shares at September 30, 2002 and December 31, 2001, respectively	(1,176)	(1,172)
Additional paid-in capital	152,074	150,004
Other stockholders’ equity	(91)	(165)
Accumulated deficit	(146,385)	(134,917)

Total stockholders’ equity	4,424	13,752

Total liabilities and stockholders’ equity	$10,927	$21,314

(1)

The balance sheet at December 31, 2001 has been derived from the audited consolidated financial  statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements

IGN Entertainment, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ending September 30,		Nine Months Ending September 30,

	2002	2001	2002	2001

Revenue	$2,276	$2,100	$7,160	$6,921
Cost of revenue	280	592	1,054	2,552

Gross profit	1,996	1,508	6,106	4,369
Operating expenses:
Production and content	962	1,509	2,912	5,735
Engineering and development	694	1,468	2,722	5,303
Sales and marketing	1,301	1,799	3,957	8,750
General and administrative	450	719	1,630	3,306
Stock-based compensation (1)	141	106	182	1,897
Amortization of goodwill and intangible assets	—	849	—	3,092
Restructuring & impairment charges	2,324	—	7,356	3,991
Gain on sale of assets	—	—	(1,114)	—

Total operating expenses	5,872	6,450	17,645	32,074

Loss from operations	(3,876)	(4,942)	(11,539)	(27,705)
Interest and other income, net	18	85	71	547

Net loss	$(3,858)	$(4,857)	$(11,468)	$(27,158)

Net loss per share - basic and diluted	$(1.82)	$(2.60)	$(6.00)	$(14.38)

Shares used in per share calculation	2,121	1,866	1,911	1,888

(1) Stock-based compensation relates to the following:
Cost of revenue	$—	$—	$—	$4
Production and content	141	27	147	299
Engineering and development	—	5	20	143
Sales and marketing	—	18	15	305
General and administrative	—	56	—	1,146

Total	$141	$106	$182	$1,897

See notes to condensed consolidated financial statements

IGN Entertainment, Inc.
Consolidated Statement of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operations
Net loss	$(11,468)	$(27,158)
Reconciliation to net cash used in operations:
Depreciation and amortization	1,505	6,404
Stock-based compensation	182	1,897
Non-cash restructuring and asset impairment charges	3,569	1,708
Gain on sale of assets	(1,114)	—
Other non-cash items, net	(18)	247
Changes in assets and liabilities:
Accounts receivable	(59)	2,248
Prepaid expenses and other assets	109	1,125
Accounts payable and accrued liabilities	(436)	(4,457)
Deferred revenue	(16)	462
Accrued restructuring	1,543	10
Deferred rent	111	403

Net cash used in operating activities	(6,092)	(17,111)

Cash flows from investing activities
Establishment of facility letters of credit	(69)	—
Reduction in facility letters of credit	1,584	1,341
Purchases of fixed assets	(647)	(532)
Proceeds from sale of assets	1,000	—
Net refund on tenant improvements	335	1,143

Net cash provided by investing activities	2,203	1,952

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	1,768	—
Proceeds from other issuance of common stock to employees, net of (repurchases)	120	(84)
Repayment of equipment financing obligations	(1,613)	(1,236)
Purchase of stock for treasury	(4)	(935)

Net cash provided by (used in) financing activities	271	(2,255)

Net decrease in cash and cash equivalents	(3,618)	(17,414)
Cash and cash equivalents at beginning of period	8,285	26,479

Cash and cash equivalents at end of period	$4,667	$9,065

See notes to condensed consolidated financial statements

IGN Entertainment, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENT PRESENTATION

          The condensed consolidated financial statements include IGN Entertainment, Inc. and its wholly owned subsidiaries (collectively herein referred to as “IGN”) after elimination of intercompany amounts.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with our annual report on Form 10-K, as amended by Amendment No. 1 to Form 10-K for the year ended December 31, 2001. These financial statements include all normal recurring adjustments that we believe necessary for a fair presentation of the statements. Certain reclassifications, none of which affected net loss, have been made to the prior periods’ amounts in order to conform to the current period’s presentation.

          The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2002.

2. THE COMPANY

          IGN is an Internet media property that operates a network of destination web sites for members of Generation i (“Gen i”TM) and the companies that want to reach them. We define Gen i as young adults, primarily 13 to 30 years of age, who regularly use the Internet. Our web sites are primarily focused on editorial content, products and services relating to computer and video gaming and other forms of video and audio entertainment.  As an Internet media property, our revenue is derived principally from:

•	advertising, marketing and commerce programs sold to companies that wish to reach our audience for branding, education and sales of their products and services;

•	a subscription program, IGN Insider, whereby paid subscribers have access to premium content and services on our web sites; and

•	our on-line game store where customers can purchase computer and video game related merchandise.

          We serve our advertising and marketing customers by providing targeted access and communication to our audience as well as contextual integration of their products and services. We serve our audience by providing both free and subscription based editorial content, including previews and reviews of the latest video games and accessories; an on-line community forum including message boards, classifieds and interactive games; an on-line store with access to purchase third party merchandise and other relevant services.

          We organize our web sites around networks and channels that target different segments of the Gen i audience. Currently, our networks are:

•	IGN Games, which contains separate channels for all the different gaming platforms, as well as separate channels for our on-line store, message boards, codes and guides; and

•	IGN Entertainment, which contains separate channels covering DVDs, male lifestyle, gear, movies, music and science-fiction.

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

          The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net loss	$(3,858)	$(4,857)	$(11,468)	$(27,158)

Basic and diluted:
Weighted average shares of common stock outstanding	2,158	1,942	1,951	1,980
Less: weighted average shares subject to repurchase	(37)	(76)	(40)	(92)

Weighted average shares used in computing basic and diluted net loss per share	2,121	1,866	1,911	1,888

Basic and diluted net loss per share	$(1.82)	$(2.60)	$(6.00)	$(14.38)

4. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

          During 2001, we implemented a restructuring program to enhance the focus and cost effectiveness of our business.  As part of this program we enacted reductions in force, exited our non-IGN.com networks and restructured certain of our facility leases.

          In the third quarter of 2002 we re-evaluated our facilities requirements and made the decision to attempt to sublet our New York and Connecticut office space. The market for office space in these locations has significantly declined from the dates we entered into our leases. As a result, we recorded a restructuring charge of $2,324,000, of which $1,660,000 represents the discounted rent and operating expenses over the remaining life of the leases, net of expected and estimated sublease income, and $664,000 to write-off the remaining book value of leasehold improvements in these facilities.   As of September 30, 2002, our accrued restructuring balance was $1,608,000.  IGN’s estimates used to compute this charge are based upon many factors including projections of current and forecast sublease rates, brokerage costs and vacancy rates.  Additional charges or gains may result if actual experience differs from projections.

          In the first quarter of 2002 we recorded restructuring charges of $4,959,000 for facility exit costs related to the restructuring of our Brisbane headquarters lease and $73,000 related to employee separation costs.

          We believe that additional restructuring charges may be incurred in the future in connection with ongoing cost reduction efforts.

IGN Entertainment, Inc.

          Components of and changes in accrued restructuring charges for the nine months ended September 30, 2002 were as follows (in thousands):

	Severance	Lease	Total

Balance at December 31, 2001	$65	$—	$65
Provisions	73	3,714	3,787
Cash payments, net	(138)	(2,106)	(2,244)

Balance at September 30, 2002	$—	$1,608	$1,608

Estimated remaining cash payments as of September 30, 2002, net	$—	$1,872	$1,872

          In the year ended December 31, 2001, we recorded restructuring charges of $2,500,000 consisting of $1,772,000 of facility exit costs and abandoned facility assets and $728,000 in employee termination costs.  Of these charges, $1,958,000 were recorded in the first quarter of 2001 consisting of $1,631,000 of facility exit costs and abandoned facility assets and $327,000 in employee termination costs.  In the second quarter of 2001, $404,000 of restructuring charges were recorded consisting of $135,000 in facility exit costs and $269,000 in employee termination costs.

          Asset impairment charges arise when the expected future discounted cash flows to be generated from a long-lived intangible asset, goodwill in our case, are less than the present carrying value. In the second quarter of 2001, we recorded an impairment charge of $1,629,000 against the remaining unamortized goodwill of our 1999 acquisition of Extreme Interactive Media, Inc. when we discontinued operation of that site.

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

	Three Months Ending September 30,		Nine Months Ending September 30,

	2002	2001	2002	2001

	(in thousands, except per share data)
Net loss	$(3,858)	$(4,857)	$(11,468)	$(27,158)
Add back goodwill amortization	—	849	—	3,092

Adjusted net loss	$(3,858)	$(4,008)	$(11,468)	$(24,066)

Basic and diluted net loss per share	$(1.82)	$(2.60)	$(6.00)	$(14.38)
Add back goodwill amortization per share	—	0.45	—	1.64

Adjusted basic and diluted net loss per share	$(1.82)	$(2.15)	$(6.00)	$(12.74)

IGN Entertainment, Inc.

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

7. COMMITMENTS

          We are under a lease commitment through February 2004 for our headquarters facility in Brisbane, CA.  We also lease sales and support offices in Los Angeles and New York with commitment dates through July 2003 and October 2004, respectively.

          In addition to the facilities mentioned above, we are under lease commitments for excess facilities in Connecticut and New York through June 2005 and October 2010, respectively.  These excess facilities have been accounted for under our current restructuring program (See Note 4. Restructuring and Asset Impairment Charges).  With respect to our excess New York facility, in July 2002 we entered into a sublease agreement with a term through July 2004 and two twelve-month options to renew thereafter. Estimated sublease amounts net of estimated costs and vacancy rates for the existing sublease and for periods not currently under sublease, have been included in determining our restructuring accrual.

          As of September 30, 2002, in connection with our Brisbane and excess New York facility leases, we are committed under irrevocable standby letters of credit totaling $781,000 as security deposits for these facilities.  These amounts are classified as restricted cash on the accompanying balance sheets at September 30, 2002 and December 31, 2001.

          The following table details our current lease commitments and amounts under sublease (table represents commitments actually under contract as of September 30, 2002 and does not include estimates of potential future sublease income used in computing restructuring charges):

	Gross Lease Commitments	Sublease Income	Net Lease Commitments

		(in thousands)
Three Months Ended December 31, 2002	$313	$(87)	$226
Years Ended December 31,
2003	1,252	(501)	751
2004	856	(317)	539
2005	741	—	741
2006	688	—	688
2007	688	—	688
2008 and thereafter	1,835	—	1,835

Total minimum lease payments	$6,373	$(905)	$5,468

IGN Entertainment, Inc.

8. STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Other Stockholders’ Equity	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount

		(in thousands, except share data)
Balance at December 31, 2001	1,804,052	$(1,170)	$150,004	$(165)	$(134,917)	$13,752
Issuance of common stock to employees, net of repurchases	71,105	—	120			120
Purchase of treasury stock	(1,190)	(4)				(4)
Forgiveness of notes receivable from stockholders				74		74
Issuance of common stock in private placement for cash, net of issuance costs	285,715	—	1,768			1,768
Stock-based compensation			182			182
Net loss					(11,483)	(11,483)

Balance at September 30, 2002	2,159,682	$(1,174)	$152,074	$(91)	$(146,400)	$4,409

          On June 20, 2002, IGN issued and sold to institutional investors 285,715 shares of common stock at a price of $7.00 per share and warrants to purchase up to 85,715 shares of common stock with an exercise price of $9.00 per share and a term of five years.  In connection with this sale, we raised gross proceeds of approximately $2,000,000 and incurred approximately $232,000 of cash based issuance costs and issued a warrant to purchase up to 6,500 shares of common stock, with an exercise price of $10.00 per share and a term of five years, to a placement agent for its services in the private placement.

          In December 2000, the Board of Directors authorized a stock repurchase program under which IGN is authorized to repurchase up to 277,778 shares of our common stock in the open market for cash.  Repurchases may be made from time to time at market prices and as market and business conditions warrant.  No time limit has been set for the completion of the program.  As of September 30, 2002, IGN had repurchased 270,501 shares at an average purchase price of $4.35 per share.  No treasury stock purchases were made in the second or third quarters of 2002.

          In July 2002, Rick Boyce resigned as president of IGN and joined our Board of Directors.  The Board of Directors approved the exercise period for Mr. Boyce’s vested options be extended through his tenure as a director.   A one-time stock-based compensation charge of $141,000 was recorded in the third quarter of 2002 for the difference between the purchase price of the vested options and the fair market value of the stock on the date of the extension.

9. CONCENTRATION OF CREDIT RISK

          IGN is exposed to concentration of credit risk principally from accounts receivable and revenue.  One customer accounted for 10% of revenue for the three months ended September 30, 2002 and 13% of our net accounts receivable balance as of September 30, 2002; no customers accounted for more than 10% of revenue for the nine months ended September 30, 2002.  Loss of or non-performance by this significant customer could adversely affect IGN’s financial position, liquidity or results from operations.

IGN Entertainment, Inc.

10. RECENT ACCOUNTING PRONOUNCEMENTS

          In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS No. 144 was effective for fiscal years beginning after December 15, 2001, with earlier application encouraged.  We have adopted SFAS No. 144 as of January 1, 2002 and did not record any asset impairment charges in the first, second or third quarters of 2002; however, future impairment reviews may result in periodic write-downs.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.”  SFAS No. 146 addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities.  The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 will be effective for financial statements issued for fiscal years beginning after December 31, 2002, with earlier application encouraged. Management has elected early adoption of the standard which has not had a material effect on operations.

IGN Entertainment, Inc.

Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Certain statements contained in this Form 10-Q that are not statements of historical facts are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on beliefs of management, as well as assumptions made by and information currently available to management. Such statements also are based on current expectations, estimates and projections, beliefs and assumptions about our industry. All statements, other than statements of historical fact, included in this Form 10-Q, regarding our strategy, future operations, financial position, estimated revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. Words such as “may,” “will,” “should,” “anticipates,” “projects,” “predicts,” “expects,” “intends,” “plans,” “believes,” “seeks,” “continues” and “estimates” and variations of these words and similar expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are only predictions and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks, uncertainties and assumptions referred to above include our unproven current business model, history of losses, negative cash flows from operations, the need to increase revenue or decrease costs to survive and other risks that are described from time to time in our SEC reports, including but not limited to the items discussed in “Risk Factors” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 in this quarterly report on Form 10-Q.

          Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. IGN undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, or to explain why actual results differ. Readers should carefully review the risk factors described in this section below and any subsequently filed SEC reports.

Overview

          IGN’s business model and focus have significantly evolved since our inception. Our response to the difficult market conditions of 2001 was to focus on our core strengths and eliminate certain of our operations.  Commencing in the fourth quarter of 2001, we focused our business on our IGN entertainment and gaming network and virtually all of our revenue in the first nine months of 2002 was derived from IGN-related advertising sales and subscriptions.  We have diversified our revenue by adding new product lines, including a subscription-based access model and an on-line game store. We have significantly reduced operating costs, mainly by reducing headcount, renegotiating our facilities leases, decreasing marketing efforts and reducing the number of our affiliates.  However, we still have not achieved profitability.

          Our operating activities to date have been focused on developing the quality of our content and services; expanding our audience and the usage of our services; establishing relationships with users and the companies who want to reach this large web-centric audience; building sales momentum and marketing our networks and IGN brands; developing our computer software and hardware infrastructure; and growing our subscriber base.

          Due in part to the financial difficulties experienced by Internet and Internet-related companies and reductions in advertising budgets of many companies that advertise on the Internet, we cannot assure you that our revenue will grow or that we will ever achieve or maintain profitability. We have experienced significant declines in our advertising revenue from Internet and Internet-related companies, which have been only partially offset by revenue from companies in more traditional lines of business.  Further, our experience is that trends in advertising spending are often unpredictable and subject to seasonality.  We anticipate that unpredictability in advertising spending and weakness in advertising demand will continue

IGN Entertainment, Inc.

until overall business conditions improve and advertising expenditures rebound.  Accordingly, we anticipate that we will incur additional operating losses on a quarterly or annual basis.

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

Critical Accounting Policies

          The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. On an on-going basis, we evaluate estimates, including those related to revenue recognition, bad debts, intangible assets and restructuring.  Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

          We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue recognition

          We recognize revenues once the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery of our obligation to our customer has occurred;

•	the price to be charged to the buyer is fixed or determinable; and

•	collectibility of the fees to be charged is reasonably assured.

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

          Revenue also includes fees from sponsorship, fixed slotting fees, variable lead generation, commerce partnerships and other marketing programs under contracts in which we commit to provide our business customers with promotional opportunities or web-based services in addition to impression-based advertising. We generally receive a fixed fee and/or incremental payments for lead generation, customer delivery or traffic driven to the commerce partner’s site. Revenue that includes delivery of various types of impressions and services is recognized based on the lesser of the straight-line basis over the term of the contract or upon delivery when no minimum guaranteed deliverable exists.

IGN Entertainment, Inc.

          For all sales, we use either a binding insertion order or signed agreement as evidence of an arrangement.

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

Allowance for doubtful accounts

          Our management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The use of different estimates or assumptions could produce different allowance balances.  If our estimates of collectibility are inaccurate or if the financial condition of our customers were to deteriorate, subsequent to the date of our arrangements with them, this could result in an impairment of their ability to make payments and we may be required to make additional allowances.

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

Restructuring charges

          As of September 30, 2002 we carried an accrual for the unpaid portion of restructuring charges we expensed in the third quarter of 2002 relative to our excess New York and Connecticut facilities.  Significant factors used in calculating this accrual include estimates of sublease income, vacancy rates and brokerage costs.  Changing economic conditions in future periods could lead management to revise its estimates which could results in additional charges or gains.

IGN Entertainment, Inc.

Results of Operations for the Three and Nine Months Ended September 30, 2002 and 2001

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
Revenue	$2,276	$2,100	$7,160	$6,921

          Revenue was $2,276,000 and $2,100,000 for the three months ended September 30, 2002 and 2001, respectively, which represents an increase of 8%.  Revenue for the nine months ended September 30, 2002 and 2001, was $7,160,000 and $6,921,000, respectively, which represents an increase of 3%.  Our increased revenue in both comparative periods is due to the combination of the general growth in gaming and consumer advertising spending and to increased subscription revenue from our IGN network, offset by reductions in revenue from our discontinued ChickClick network and our sold HighSchoolAlumni network.  Subscription revenue grew as a percentage of total revenue to 20% from 6% for the three months ended September 30, 2002 and 2001, respectively.  Subscription revenue grew as a percentage of total revenue to 15% from 2% for the nine months ended September 30, 2002 and 2001, respectively

          To date, we have derived revenue principally from short-term contracts for impression-based advertisements, including Flash, Unicast and click-within advertising units, as well as banners, buttons and textlinks.  Under these contracts, we typically provide advertisers with a number of “impressions,” or a number of times a user may view their advertisements, for which we receive a fee.

          Revenue also includes fees from commerce partnerships, sponsorship, fixed slotting fees, variable lead generation, content licenses, and other marketing programs under contracts in which we commit to provide our business customers with promotional opportunities and web site and editorial services in addition to traditional impression-based advertising. These agreements typically provide not only for the delivery of advertising impressions on our web sites, but also time or location based exclusive placement on our networks, special content and promotional offers and the design and development of customized content or sites to enhance the promotional objectives of the advertiser or commerce partner.

          In April 2001 we initiated a subscription program for our IGN users.  Through September 2002, our IGN Insider subscription base has grown to approximately 68,000 users and we have collected approximately $1,950,000 of which approximately $500,000 was collected in the third quarter of 2002.  As of September 30, 2002, we had $658,000 of deferred subscription revenue on our balance sheet.  Subscription revenue for the three months ended September 30, 2002 and 2001 was $444,000 and $134,000, respectively.  Subscription revenue for the nine months ended September 30, 2002 and 2001 was $1,104,000 and $164,000, respectively.  Our subscription revenue has grown in consecutive periods because new subscribers and subscribers renewing existing subscriptions have exceeded subscriptions that lapse or are canceled.  We expect this trend will continue through 2002, however, as our subscription model is new and evolving we can not accurately predict future subscription revenue due to uncertainties in the numbers of new subscribers and the retention of existing subscribers.

          We currently believe that full year 2002 revenues will increase over our full year 2001 revenues; however, given the current unpredictability in advertising spending and weakness in advertising demand, there can be no assurance that we will maintain 2002 revenue levels in future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
Cost of Revenue	$280	$592	$1,054	$2,552

Percentage of revenue	12%	28%	15%	37%

          Cost of revenue consists primarily of expenses related to hosting our web sites, costs of third-party content and tools, credit card processing fees and guaranteed payments or a portion of our revenue owed to affiliates for advertising and marketing placed on their web sites.  For the three months ended September

IGN Entertainment, Inc.

30, 2002 and 2001, cost of revenue was $280,000 and $592,000, respectively, which represents a decrease of 53%.  For the nine months ended September 30, 2002 and 2001, cost of revenue was $1,054,000 and $2,552,000, which represents a decrease of 59%.  In both comparative periods, our decreased cost of revenue is primarily due to a reduction in the number of affiliates, lower hosting costs due to a more favorable hosting contract with our outside service provider and less reliance upon third-party content.  Beginning in late 2000, we reduced costs from our affiliate program by renegotiating, terminating or not renewing our affiliate contracts.  As of September 30, 2002, all but one of our affiliate contracts have been terminated.  For the nine months ended September 30, 2002, affiliate costs were less than 1% of cost of revenue as compared to 39% in the prior year’s comparative period.

          We currently believe that cost of revenue will decrease for the full year 2002, in both absolute dollars and as a percent of revenue, as compared to 2001.

Operating Expenses

          We categorize operating expenses into production and content, engineering and development, sales and marketing, general and administrative, stock-based compensation, amortization of goodwill and intangible assets, restructuring and impairment charges and gain on sale of assets. Total operating expenses for the three months ended September 30, 2002 and 2001 were $5,872,000 and $6,450,000, respectively, which represents a 9% decline. Total operating expenses for the nine months ended September 30, 2002 and 2001 were $17,645,000 and $32,074,000, respectively, which represents a 45% decline.  In both comparative periods, the decline in operating expenses is primarily a result of our headcount reductions, expense control efforts, the full amortization of deferred stock-based compensation as of December 31, 2001 and the elimination of goodwill amortization charges in 2002 due to the adoption of a SFAS No. 142 effective January 1, 2002.  Partially, offsetting these declines, restructuring and impairment charges increased in both 2002 comparative periods due primarily to the restructuring of our excess Brisbane, California; New York; and Connecticut office facilities.

          We currently believe that each of production and content, engineering and development, sales and marketing and general and administrative expenses will decrease, in both absolute dollars and as a percentage of revenue, for the full year 2002 as compared to 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
Production and Content	$962	$1,509	$2,912	$5,735

Percentage of revenue	42%	72%	41%	83%

          Production and content expenses consist primarily of personnel and related costs for editorial, artistic and production staff. In addition, these expenses include costs of freelance writers.

          Production and content costs were $962,000 and $1,509,000 for the three months ended September 30, 2002 and 2001, which represents a decrease of 36%; and $2,912,000 and $5,735,000 for the nine months ended September 30, 2002 and 2001, respectively, which represents a decrease of 49%.  In both comparative periods, the decreases were due primarily to the reduction of our editorial, artistic and production staff and the reduced usage of freelance writers, artists and computer-related expenses for the creation of content for our web sites. In connection with our efforts to control our expenses, we eliminated certain channels within our networks and in the fourth quarter of 2001 we curtailed operations of our HighSchoolAlumni and ChickClick networks and ultimately sold our HighSchoolAlumni network in January 2002.

IGN Entertainment, Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
Engineering and Development	$694	$1,468	$2,722	$5,303

Percentage of revenue	30%	70%	38%	77%

          Engineering and development expenses consist primarily of personnel and related costs, software and hardware maintenance costs, consultant and outside contractor costs and depreciation costs for our development and programming efforts and internal information services costs. To date, all engineering and development expenses have been expensed as incurred.

          Engineering and development expenses were $694,000 and $1,468,000 for the three months ended September 30, 2002 and 2001, respectively, which represents a decrease of 53%; and $2,722,000 and $5,303,000 for the nine months ended September 30, 2002 and 2001, respectively, which represents a decrease of 49%.  In both comparative periods, the decreases were due primarily to reduction of personnel, consulting and recruiting fees, reduced or discontinued equipment support and maintenance agreements and decreased depreciation as certain equipment became fully depreciated.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
Sales and Marketing	$1,301	$1,799	$3,957	$8,750

Percentage of revenue	57%	86%	55%	126%

          Sales and marketing expenses consist primarily of personnel and related costs for our direct sales force, sales and advertising operations support personnel and marketing staff.  In addition, these expenses include costs of tradeshows and promotional activities.

          Sales and marketing expenses were $1,301,000 and $1,799,000 for the three months ended September 30, 2002 and 2001, respectively, which represents a decrease of 28%; and $3,957,000 and $8,750,000 for the nine months ended September 30, 2002 and 2001, respectively, which represents a decrease of 55%.  In both comparative periods, these decreases were due primarily to the reduction of our advertising, marketing and branding activities, and decreases in our sales and marketing staff.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
General and Administrative	$450	$719	$1,630	$3,306

Percentage of revenue	20%	34%	23%	48%

          General and administrative expenses consist primarily of personnel and related costs for our corporate functions including accounting, finance, human resources, facilities and legal.

          General and administrative expenses were $450,000 and $719,000 for the three months ended September 30, 2002 and 2001, respectively, which represents a decrease of 37%; and $1,630,000 and $3,306,000 for the nine months ended September 30, 2002 and 2001, respectively, which represents a decrease of 51%.  In both comparative periods these decreases were due primarily to the general reduction in accounting and finance, human resources and other administrative staff.

IGN Entertainment, Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
Stock-based Compensation	$141	$106	$182	$1,897

Percentage of revenue	6%	5%	3%	27%

          In July 2002, Rick Boyce resigned as president of IGN and joined our Board of Directors.  The Board of Directors approved an extension of the exercise period for Mr. Boyce’s then vested options through his tenure as a director.   A one-time stock-based compensation charge of $141,000 was recorded in the third quarter of 2002 for the difference between the purchase price of the vested options and the fair market value of the stock on the date of the extension.

          In the first quarter of 2002, we recorded stock-based compensation expense of $41,000 primarily due to employees who had certain portions of their stock option vesting accelerated as part of their termination packages.

          Prior to 2002, stock-based compensation expense mainly represented the amortized aggregate difference between the exercise price of stock options granted prior to becoming a public market company, and the deemed fair market value of the underlying stock as of the original grant date.  We initially recorded this aggregate difference as deferred stock-based compensation on the balance sheet and amortized the difference over the life of the respective options (generally four years) using a graded amortization method; any unamortized portion was reversed upon an options cancellation.  As of December 31, 2001, we had fully expensed any deferred stock-based compensation recorded with these types of transactions.

          Certain option awards granted in the past are accounted for as variable awards and, accordingly, may result in stock-based compensation charges in future periods, if our stock price exceeds the strike price of these awards.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
Amortization of Goodwill and Intangible Assets	$—	$849	$—	$3,092

Percentage of revenue	0%	40%	0%	45%

          Prior to December 31, 2001, we amortized goodwill over its expected useful life, generally three to five years.

          In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which became effective January 1, 2002, requiring the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under this nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written-down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. IGN adopted this accounting standard as of January 1, 2002.

          No impairment charges were recorded during the nine months ended September 30, 2002; however, future impairment reviews may result in periodic write-downs.  As of September 30, 2002, the balance of our goodwill was $1,949,000.

IGN Entertainment, Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
Restructuring and Asset Impairment Charges	$2,324	$—	$7,356	$3,991

Percentage of revenue	102%	0%	103%	58%

          During 2001, we implemented a restructuring program to enhance the focus and cost effectiveness of our business.  As part of this program we enacted reductions in force, exited our non-IGN.com networks and restructured certain of our facility leases.

          In the third quarter of 2002 we re-evaluated our facilities requirements and made the decision to attempt to sublet our Connecticut and New York office space. The market for office space in these locations has significantly declined from the dates we entered into our leases. As a result, we recorded a restructuring charge of $2,324,000, of which $1,660,000 represents the discounted rent and operating expenses over the remaining life of the leases, net of expected and estimated sublease income, and $664,000 to write-off the remaining book value of leasehold improvements in these facilities.   As of September 30, 2002, our accrued restructuring balance was $1,608,000.  IGN’s estimates used to compute this charge are based upon many factors including projections of current and forecast sublease rates, brokerage costs and vacancy rates.  Additional charges or gains may result if actual experience differs from projections.

          In the first quarter of 2002, we recorded restructuring charges of $4,959,000 for facility exit costs related to the restructuring of our Brisbane headquarters lease and $73,000 related to employee separation costs.

          We believe that additional restructuring charges may be incurred in the future in connection with ongoing cost reduction efforts.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
Gain on Sale of Assets	$—	$—	$(1,114)	$—

Percentage of revenue	0%	0%	16%	0%

          On January 16, 2002 we completed the sale of our HighSchoolAlumni network to Reunion.com, a private company, for approximately $1,000,000 in cash.  The gain on sale of assets represents cash received, plus the deferred revenue balance on the date of sale related to the unrecognized portion of subscription money received from our HighSchoolAlumni subscription program, less the net unamortized value of our 1999 acquisition of Ameritrack.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
Interest and Other Income, net	$18	$85	$71	$547

Percentage of revenue	1%	4%	1%	8%

          Interest and other income, net was $18,000 and $85,000 for the three months ended September 30, 2002 and 2001, respectively, which represents a decrease of 79%; and $71,000 and $547,000 for the nine months ended September 30, 2002, respectively, which represents a decrease of 87%.  These decreases were due primarily to our decreasing cash and cash equivalent position as a result of our operating losses, including restructuring charges.

IGN Entertainment, Inc.

Liquidity and Capital Resources

	Nine Months Ended September 30,

	2002	2001

	(In thousands)
Cash (used in) operating activities	$(6,092)	$(17,111)
Cash provided by investing activities	$2,203	$1,952
Cash provided by (used in) financing activities	$271	$(2,255)

          Cash used by operations totaled $6,092,000 during the nine months ended September 30, 2002 compared to $17,111,000 during the comparative 2001 period. This decrease resulted primarily from the decrease in operating expenses during the first three quarters of 2002 and the resulting decrease in net loss. Working capital at September 30, 2002 was $2,293,000.  Cash and cash equivalents at September 30, 2002 were $4,667,000.

          Net cash provided from investment activities for the nine months ended September 30, 2002 was $2,203,000.  This was due largely to proceeds of $1,000,000 from the sale of our HighSchoolAlumni web site and a reduction in our facility letters of credit of $1,584,000.  The letter of credit reduction of $1,584,000 combined with an additional $416,000 in cash comprised the $2,000,000 we used to buyout our Brisbane facility lease.  We also received a refund of $335,000 on tenant improvements associated with our New York facility, purchased $647,000 of fixed assets and established new facility letters of credit for $69,000.

          Net cash provided from financing activities for the nine months ended September 30, 2002 was $271,000.  This largely consisted of cash proceeds of $2,000,000 less $232,000 in cash-based issuance costs related to our June 20, 2002, private placement in which we issued and sold to institutional investors 285,715 shares of common stock at a price of $7.00 per share and warrants to purchase up to 85,715 shares of common stock with an exercise price of $9.00 per share.  Partially offsetting these proceeds, in January 2002, we paid off the remaining $1,613,000 balance on our equipment lease obligations.

          In December 2000, the Board of Directors authorized a stock repurchase program under which IGN is authorized to repurchase up to 277,778 shares of our common stock in the open market for cash.  From the inception of this program through September 30, 2002, IGN repurchased 270,501 shares at an average purchase price of $4.35 per share; 1,190 of these shares were repurchased in the first quarter of 2002 with no shares repurchased in the second or third quarter of 2002.

          As of September 30, 2002, we had $781,000 remaining in letters of credit as security deposits associated with our headquarters facility in Brisbane, California and our excess New York facility. This amount represents a decrease from our original letters of credit for these facilities of $5,111,000.  During 2001, $2,815,000 of our letters of credit were released in connection with the return of two of our Brisbane buildings to our landlord.   In the first quarter of 2002, $1,584,000 was forfeited to our landlord and $69,000 of new letters of credit were established under the terms of our March 2002 facility lease restructuring. Our letter of credit security deposits as of September 30, 2002 and December 31, 2001 have been classified as restricted cash on our balance sheets.

          In addition to our headquarters facility in Brisbane, California, we currently lease sales and support offices in Los Angeles and New York.   In addition to our currently occupied facilities, we are under lease commitments for excess facilities in Connecticut and New York through June 2005 and October 2010, respectively.  These excess facilities have been accounted for under our current restructuring program.  With respect to our excess New York facility, in July 2002 we entered into a sublease agreement with a term through July 2004 and two twelve month options to renew thereafter.

          The following table details our current lease commitments and amounts under sublease (table represents commitments actually under contract as of September 30, 2002 and does not include estimates of potential future sublease income used in computing restructuring charges):

IGN Entertainment, Inc.

	Gross Lease Commitments	Sublease Income	Net Lease Commitments

	(in thousands)
Three Months Ended December 31, 2002	$313	$(87)	$226
Years Ended December 31,
2003	1,252	(501)	751
2004	856	(317)	539
2005	741	—	741
2006	688	—	688
2007	688	—	688
2008 and thereafter	1,835	—	1,835

Total minimum lease payments	$6,373	$(905)	$5,468

          Our capital requirements depend on numerous factors, including market acceptance of our products and services, the resources we allocate to developing our networks, our marketing and selling capabilities and maintenance of our brands. Since our inception we experienced substantial expenditures as we grew our operations and personnel.  Although we have significantly reduced our costs beginning in the second quarter of 2000, we still have not achieved positive cash flows from operations.  We believe that our available cash, cash equivalents and short-term investments and cash flows from operations will be sufficient to meet our anticipated needs for working capital and capital expenditures at least until the end of our fiscal year 2002. To meet our longer term liquidity needs, we may need to raise additional funds, establish additional credit facilities, seek other financing arrangements or further reduce costs and expenses. Additional funding may not be available on favorable terms, on a timely basis or at all. See our risk factor entitled “We have negative cash flow and may not have sufficient cash to continue operations or, even if we can continue operations, to effectively manage our working capital requirements and fund our operations for the period required to achieve profitability.” as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this report.

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

          Our prospects and the merits of investing in our stock will be difficult for you to evaluate because we have recently restructured our business and implemented a new and unproven business model. As of the first quarter of 2002, we have sold or ceased operating all our destination web sites except our IGN network, and now focus our content and services almost exclusively on the interactive entertainment market, with a particular emphasis on video game-related information. If our business model proves to be unsuccessful, the trading price of our stock will fall and our business may fail.  Accordingly, our prospects and the merits of investing in our stock must be considered in light of the risks, expenses and difficulties encountered by Internet-related companies who have restructured their business and adopted new business models.  To effectively execute our current business model, we expect that in the future we will need to increase revenues, raise additional funds, establish additional credit facilities, seek other financing arrangements or further reduce costs and expenses.  We may not increase revenues significantly in the future or additional funding may not be available on favorable terms, on a timely basis or at all.

We have not achieved profitability and anticipate continued losses.

          From our inception though the middle of 2000, we devoted substantially all our resources to rapidly develop our business.  Beginning in the later half of 2000, in response to weakening market conditions, we began to decrease expenses and restructure our business and have incurred substantial charges relating to facility exit costs, goodwill impairment and employee severance.  Despite our restructuring and expense management efforts, we have never been profitable and do not anticipate profitability for at least another year.  Further, in the future we may increase our operating expenses to develop additional subscription offerings, buyout or restructure some or all of our long-term facility leases, develop additional networks, expand our sales and marketing operations, develop and upgrade our technology and purchase equipment and leasehold improvements to support our operations and network infrastructure. We also may incur costs relating to the acquisition of technologies and content. Yet, whether or not we increase expenditures, we still may not generate sufficient revenue to attain profitability for any sustained period.  Even if we do achieve profitability, we might not be able to sustain profitability on a quarterly or annual basis in the future.

We have negative cash flow and may not have sufficient cash to continue operations or, even if we can continue operations, to effectively manage our working capital requirements and fund our operations for the period required to achieve profitability.

          We do not know with certainty whether our cash reserves and any cash flows from operations or financing will be sufficient to fund our operations beyond 2002. The report of our independent auditor, Ernst & Young LLP, on our 2001 financial statements contains an explanatory paragraph describing conditions that raise substantial doubt about our ability to continue as a going concern.  We expect that the independent auditor’s report for our 2002 financial statements will contain a similar paragraph.  We have limited cash and credit available, and may be unable to raise additional financing or establish additional lines of credit to meet our anticipated and unanticipated working capital requirements.  In the event we raise capital via equity financing, our existing stockholders could experience significant dilution.  If

IGN Entertainment, Inc.

adequate funds are not available to satisfy either short- or long-term capital requirements, we might be required to significantly limit our operations or delay or abandon some of our planned future expenditures, any of which actions could harm our business. Our future capital requirements depend upon many factors, including:

•	our ability to increase revenues;

•	the rate at which we expand or contract our sales and marketing operations;

•	the extent to which we expand or contract our content and service offerings;

•	the extent to which we develop and upgrade our technology and data network infrastructure;

•	the timing of, and extent to which we are faced with, unanticipated marketing or technological challenges or competitive pressures;

•	our ability to successfully transfer liability for or restructure long-term facility leases for facilities that exceed our present capacity needs;

•	the amount and timing of leasehold improvements and capital equipment purchases;

•	the response of competitors to our content and service offerings; and

•	the willingness of advertisers to become and remain our customers.

Our future success depends on our ability to increase and sustain revenues.

          Our business might fail if we do not increase and sustain our revenues from existing sources, such as advertising sales, subscription fees and corporate partnerships.  Even if we increase our revenues from existing sources in any given period, we still may have to create new sources of revenue to survive.

          Currently, the majority of our revenues are derived from paid advertisements displayed on our web sites.  Our ability to maintain current levels of, increase, or sustain new levels of, advertising revenue depends upon:

•	growth of our user base;

•	the attractiveness of our user base to advertisers;

•	our ability to derive useful consumer patterns and other information from our users;

•	acceptance by advertisers of the Internet as an advertising medium;

•	our ability to create an adequate supply of viewed web content on which to sell advertising space; and

•	keeping our web sites technologically flexible in order to accommodate the latest advertiser demands.

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

          We also derive revenue from subscriptions.  Our subscription model is new and evolving and only in its sixth quarter of operation.  Under this program, we offer premium content and services to customers on a subscription fee basis.  Some of our competitors offer content and services similar to ours at no charge to users.  If our users are unwilling to pay or if competing subscription programs better meet user expectations, our traffic and subscription revenue would decline.  Furthermore, even if users subscribe with us, we cannot assure you that they will renew their subscriptions or accept our services.  If our subscription

IGN Entertainment, Inc.

program is not accepted by new and current subscribers, our subscription revenue and traffic would decline.  A decline in traffic could result in decreased advertising revenues.

          Additionally, we earn revenue from several larger corporate partnerships through which we provide customers with various commerce, content and marketing initiatives.  These partnerships are usually under contract with terms longer than six months but have termination rights at various points during their respective terms.  Our customers can and do decrease their spending levels and/or cancel these agreements on relatively short notice without penalty.  We cannot assure you that these customers will continue to do business with us.  The termination of any of these longer-term agreements, if not replaced with new customers and/or contracts, would cause our revenue to decline.

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

          We believe that broader recognition and a favorable user perception of our IGN brand and web sites are essential to our future success. As we significantly decreased marketing related expenditures during 2001 and 2002, we became reliant mainly upon word of mouth for proliferation of our brand awareness. If our brand awareness is not promoted through word of mouth, or if current or future marketing efforts are not accepted by our audience, our user base and revenue would decline.

Our quarterly revenue and operating results may fluctuate in future periods and we may fail to meet expectations, which may reduce the trading price of our common stock.

          We cannot forecast our revenue and operating results with precision, particularly because we have only recently restructured our business to focus solely on the interactive entertainment market; we are dependent upon general activity in the video game industry and development schedules for such video game platform or software products are frequently unreliable; our current products and services are relatively new and evolving; and our liquidity prospects are uncertain.  In particular, advertising revenue is greatly subject to fluctuation as companies tend to advertise more in typically strong consumer spending periods, which are dependent upon overall economic conditions.  Additionally, fluctuations occur as customer product releases and associated advertising tends to increase around holiday or tradeshow periods and declines in periods of weaker demand. Further, the U.S. economy is much weaker now than when we started our business, and reductions of marketing and advertising budgets or delay in spending of budgeted resources could continue to have a negative impact on our advertising revenue.  This weakness has and could continue to have serious consequences for our business and operating results and, even if these conditions improve, we cannot assure you that marketing budgets and advertising spending will increase from current levels.  If revenue in a particular period does not meet expectations, it is unlikely that we will

IGN Entertainment, Inc.

be able to adjust our level of expenditures significantly for the same period. If our operating results fail to meet expectations, the trading price of our common stock would decline.

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

          The market for Internet advertising and services is highly competitive, and we expect that competition will continue to intensify.  Negative competitive developments could have a material effect on our business. Many of our current competitors, including Yahoo!, AOL, CNET, MSN, Terra Lycos, Electronic Arts and MTV, as well as a number of potential new competitors, compete vigorously in this market.  Further, many of our target and current customers own or have interests in certain of our competitors, which creates a competitive disadvantage and makes us susceptible to significant pricing pressures.  In addition to having greater traffic and financial backing, many of our competitors have significantly greater editorial, technical, marketing, sales and other resources than we do. Our competitors may develop content and service offerings that are superior to ours or achieve greater market acceptance than ours or may combine or be purchased by advertisers to achieve market dominance.  We must continue to attract and retain users to compete successfully for advertising revenue. If we fail to attract and retain more users, our market share, brand acceptance and revenue would decline.

Our failure to manage our restructuring could result in our inability to effectively operate our new business.

          We have significantly reduced our operations and anticipate that further change will be required to address potential market problems and opportunities.  If we fail to manage this change, we will be unable to effectively operate our business.  From a peak of approximately 380 full-time employees in March 2000, we have reduced our workforce, through attrition and lay offs, to approximately 80 full-time employees as of October 31, 2002. Further, we significantly reduced our relationships with affiliated web sites, introduced a pay-for-access subscription model and opened an online store.  These significant changes have

IGN Entertainment, Inc.

placed, and we expect them to continue to place, a strain on our management, operational and financial resources. In particular, the reduction in workforce could have negative consequences on our ability to produce content and to attract new users, or to maintain our web site’s availability and performance.

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

          Our success also depends upon our ability to continue to attract, retain and motivate skilled employees. We believe that there are only a limited number of persons with the requisite skills to serve in many key positions and it is difficult to attract, retain and motivate these persons. We have in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining skilled employees with appropriate qualifications.  For example, during the third quarter of 2002, our president voluntarily resigned.  His duties and responsibilities were allocated among and assumed by existing officers and employees.

          Further, we have conducted several workforce reductions over our brief operating history.  These reductions can cause anxiety and uncertainty and could adversely affect employee morale. As a result, our remaining personnel may seek employment with larger, more established companies or companies they perceive as having less volatile stock prices.

IGN Entertainment, Inc.

          Competitors and others have in the past attempted, and may in the future attempt, to recruit our employees. We could incur increasing salary, benefit and recruiting expenses because of the difficulty in hiring and retaining employees.

          Finally, our success depends on the ability of our management to perform effectively, both individually and as a group. If our management is unable to operate effectively in their respective roles or as a team, we will not be able to implement our business strategy or operate our business effectively.

We may be subject to legal liability for online services.

          We host a wide variety of services that enable individuals to exchange information, generate content, conduct business and engage in various online activities on an international basis, including public message posting and email services. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and abroad. Claims may be  threatened or brought against us for defamation, negligence, copyright or trademark infringement, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information that we provide links to or that may be posted online or generated by our users or with respect to auctioned materials. Due to the unsettled nature of the law in this area, we may be subject to liability in domestic or other international jurisdictions in the future. Our defense of any such actions could be costly and involve significant distraction of our management and other resources.

          It is also possible that, if any information provided directly by us contains errors or is otherwise negligently provided to users, third parties could make claims against us.  For example, we offer web-based email services, which expose us to potential risks, such as liabilities or claims resulting from unsolicited email, lost or misdirected messages, illegal or fraudulent use of email, or interruptions or delays in email service. Investigating and defending any of these types of claims is expensive, even to the extent that the claims do not ultimately result in liability.

We may have to litigate to protect our intellectual property rights, or to defend claims that we have infringed the rights of others, which could subject us to significant liability and be time consuming and expensive.

          Our success depends significantly upon our copyrights, trademarks, service marks, trade secrets, technology and other intellectual property rights. The steps we have taken to protect our intellectual property may not be adequate and third parties may infringe or misappropriate our intellectual property. If this occurs, we may have to litigate to protect our intellectual property rights. Such litigation could disrupt our ongoing business, increase our expenses and distract our management’s attention from the operation of our business. We have not applied for the registration of all of our trademarks and service marks, and effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our content, services and products are made available on-line. If we were prevented from using our trademarks, we would need to re-implement our web sites and rebuild our brand identity with our customers, users and affiliates. This would increase our operating expenses substantially.

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

IGN Entertainment, Inc.

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

IGN Entertainment, Inc.

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

          We face possible liability for defamation, negligence, copyright, patent or trademark infringement and other claims, such as product or service liability, based on the nature and content of the materials published on or downloaded from our and our affiliate web sites. These types of claims have been brought, sometimes successfully, against Internet companies and print publications in the past, and the potential liability associated with these claims is significant. We could also be subjected to claims based upon the on-line content that is accessible from our web sites through links to other web sites or through content and materials that may be posted in chat rooms or bulletin boards. We do not verify the accuracy of the information supplied by third-party content providers, including freelance writers and affiliates. We also offer email services which may subject us to potential risks, such as liabilities or claims resulting from unsolicited email, lost or misdirected messages, illegal or fraudulent use of email or interruptions or delays in email service. The law in these areas is unclear. Accordingly, we are unable to predict the potential extent of our liability. Our insurance may not cover potential claims of this type and our defense of any such actions could be costly and involve significant distraction of our management and other resources.

IGN Entertainment, Inc.

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

IGN Entertainment, Inc.

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

IGN Entertainment, Inc.

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

          Our executive officers and directors and their affiliates together owned approximately 53% of our outstanding common stock as of October 31, 2002. Christopher Anderson, the chairman of our board of directors, owned approximately 38% of our outstanding common stock alone.  Another stockholder owned approximately 14% of our outstanding common stock.  As a result, these stockholders exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of control could disadvantage other stockholders with interests different from those of our officers, directors and their affiliates. For example, our officers, directors and their affiliates could delay or prevent someone from acquiring or merging with us even if the transaction would benefit other stockholders.

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

          We cannot assure you that we will be able to meet or maintain all of the requirements for continued listing on the Nasdaq SmallCap Market in the future.  For example, we must attract a new independent member to our Board of Directors and our Audit Committee in the near future to comply with current listing requirements.  Additional requirements that we must meet to remain listed on the Nasdaq SmallCap Market include (i) maintaining a minimum bid price of $1.00 per share, and (ii) having either (a) stockholders’ equity of $2,500,000, (b) a market capitalization of $35,000,000, or (c) net income from continuing operations (in the latest fiscal year or in two of the last three fiscal years) of $500,000.  Currently, we satisfy these selected quantitative requirements (i) and (ii).  Given our market capitalization is currently less than $35,000,000 and our net income from operations (in the latest fiscal year or in two of the last three fiscal years) was less than $500,000, it is reasonably possible that our stockholders’ equity, which was $4,424,000 as of September 30, 2002, could decline below $2,500,000 in future periods and that such decline could jeopardize our continued listing on the Nasdaq SmallCap Market.  If we do not meet Nasdaq listing requirements, we expect that our common stock would be traded on the NASD Over-The-Counter Bulletin Board.  If our common stock were to be delisted from the Nasdaq SmallCap Market, the liquidity of your investment would be diminished and the volatility of the trading price of our common stock would increase. Further, our stock could then potentially be subject to what are known as the “penny stock” rules, which place additional requirements on broker-dealers who sell or make a market in such securities. Consequently, if we were removed from the Nasdaq SmallCap Market, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline. As a result, your ability to resell your shares of our common stock could be harmed.

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

IGN Entertainment, Inc.

nature of our short-term investments, we believe that we are not subject to any material market risk exposure.

          We had no foreign currency hedging or other derivative financial instruments as of September 30, 2002.

Item  4 - Controls and Procedures

          Within the 90-day period prior to the filing of this report, evaluations were carried out under the supervision and with the participation of IGN’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon those evaluations, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective for the purpose of ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

          No significant changes have been made, to our knowledge, in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluations.

IGN Entertainment, Inc.

Part II - OTHER INFORMATION

Item 1 -	Legal Proceedings

Not applicable

Item 2 -	Changes in Securities and Use of Proceeds

Not applicable

Item 3 -	Defaults Upon Senior Securities

Not applicable

Item 4 -	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the third quarter of 2002.

Item 5 -	Other Information

Not applicable

Item 6 -	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

10.01	Sublease agreement, dated as of July 15, 2002, between Registrant and INT Media Group, Inc.

(b)	Reports on Form 8-K

No current reports on Form 8-K were filed during the period covered by this report.

IGN Entertainment, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGN ENTERTAINMENT, INC.

Date:	November 14, 2002	By	/s/ MARK A. JUNG

Mark A. Jung Chief Executive Officer and Director

Date:	November 14, 2002	By	/s/ JAMES R. TOLONEN

James R. Tolonen Chief Financial Officer, Chief Operating Officer and Director (Principal Financial Officer)

IGN Entertainment, Inc.

CERTIFICATION PURSUANT TO
SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Mark A. Jung, certify that:

1. I have reviewed this quarterly report on Form 10-Q of IGN Entertainment, Inc.;

2.         Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.         Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ MARK A. JUNG

Mark A. Jung Chief Executive Officer

IGN Entertainment, Inc.

CERTIFICATION PURSUANT TO
SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, James R. Tolonen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of IGN Entertainment, Inc.;

2.         Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.         Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ JAMES R. TOLONEN

James R. Tolonen Chief Financial Officer and Chief Operating Officer

IGN Entertainment, Inc.

QUARTERLY REPORT ON FORM 10-Q
INDEX TO EXHIBITS

Exhibit Number	Description

10.01	Sublease agreement, dated as of July 15, 2002, between Registrant and INT Media Group, Inc.