Form 10-K
period 2002-12-31
IGN ENTERTAINMENT INC
filed 2003-03-21
CIK 1101547

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2002

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

COMMON STOCK $0.001 PAR VALUE

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) whether the registrant has been subject to such filing requirements for the past 90 days. Yes   ☒ No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes   ☐ No   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002 based upon the closing sale price of such shares on June 28, 2002 as reported on the NASDAQ SmallCap Market, was approximately $4,929,784.

As of February 28, 2003, there were 2,201,449 shares of the registrant’s common stock outstanding.

Portions of the registrant’s definitive Proxy Statement for the registrant’s May 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this annual report on Form 10-K.

IGN ENTERTAINMENT, INC.

FORM 10-K

IGN, IGN.com, IGN Insider, IGN Unplugged, and their respective logos are the trademarks of IGN Entertainment, Inc.  All other trademarks or trade names appearing elsewhere in this annual report are the property of their respective holders.

FORWARD-LOOKING STATEMENTS

          Certain statements contained in this annual report on Form 10-K that are not statements of historical facts are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such statements are based on beliefs of management, as well as assumptions made by and information currently available to management.  Such statements are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions.  All statements, other than statements of historical fact, included in this annual report on Form 10-K regarding our strategy, future operations, financial position, estimated revenue, projected costs, prospects, plans and objectives of management are forward-looking statements.  Words such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘anticipates,’’ ‘‘projects,’’ ‘‘predicts,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘believes,’’ ‘‘seeks’’ and ‘‘estimates’’ and variations of these words and similar expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  These statements are only predictions and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks, uncertainties and assumptions referred to above include our unproven business model, history of losses, prospects for obtaining additional financing, and other risks that are described from time to time in our Securities and Exchange Commission reports, including but not limited to the items discussed in “Risk Factors” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 in this report.  We assume no obligation and do not intend to update these forward-looking statements.

PART I

ITEM 1.	BUSINESS

          IGN is an Internet media company that operates a network of web sites that comprise the Internet’s leading information and entertainment destination for teen and young adult gamers. Our web sites are primarily focused on editorial content, products and services relating to computer and video gaming and other forms of video and audio entertainment.  As an Internet media company, our revenue is derived principally from:

•	advertising, marketing and commerce programs sold to companies that wish to reach our audience for branding, education and sales of their products and services;

•	a subscription program, IGN Insider, whereby paid subscribers have access to premium content and services on our web sites; and

•	our online game store where members of our audience can purchase computer and video game related merchandise as well as DVDs.

          We provide our business customers with various advertising and marketing solutions, targeted communications to our audience and contextual integration of their products and services into our content. We serve our audience by providing both free and subscription based editorial content, including previews and reviews of the latest video games and accessories; an online community forum including message boards, classifieds and interactive games; an online store with access to purchase third party merchandise and other related services.

          We organize our web sites around networks and channels that target different segments of the teen and young adult demographic. Currently, our networks are:

•	IGN Games, which contains separate channels for all the different gaming platforms, as well as separate channels for our online store, message boards, codes and guides; and

•	IGN Entertainment, which contains separate channels covering DVDs, male lifestyle, gear, movies, television, music, cars and science-fiction.

          As of December 31, 2002, IGN had approximately 5.6 million registered users, the substantial majority of which were male, located in the United States, and between 13 and 34 years old.  By offering our business customers targeted access to a large audience with these attractive demographic characteristics, we seek to generate marketing and advertising revenue in a variety of forms.  IGN offers its business customers a full spectrum of integrated marketing solutions and products include fixed placement and impression-based advertising and sponsorships, permission marketing, custom publishing, e-commerce, direct e-mail marketing and content licensing.  In addition, we offer our customers opt-in registration, e-mail and newsletter programs to reach our audience directly.  We also license our content and provide full-service hosting and editorial production.

          Prior to 2002, in addition to IGN, we operated several online networks, including ChickClick.com and HighSchoolAlumni.com; each of which targeted different demographics.  In response to difficult market conditions, during 2001 we began to focus on our IGN networks and subsequently ceased operations of our ChickClick.com network in the fourth quarter of 2001 and sold our HighSchoolAlumni.com network in January 2002.

Content

          We believe that the large number of the users who visit our networks do so for the compelling content contained on the web sites that make up each network. This content is derived primarily from our  in-house editorial staff and freelance writers. As of December 31, 2002, our editorial staff consisted of approximately 25 professional in-house writers and 20 freelance writers.

          Our network of web sites can broadly be classified into video games and young adult lifestyle and entertainment. Our video games related web sites, which make up the majority of our content, offer previews, reviews, interviews, screen shots, movie samples, codes, and guides for games across all platforms including PlayStation2, XBox, Game Boy Advance and GameCube. Within our entertainment related web sites, we provide content on electronic accessories, movies, television, books, science fiction, music and cars.  We also provide our users with engaging services such as e-mail, discussion boards, contests and promotions, and search capabilities.

Revenue Sources

          Our business model provides our business customers with a wide range of advertising and marketing programs to reach our audience.  These programs include fixed placement and impression-based advertisements, sponsorships, fixed slotting fees, variable lead generation, content licenses, commerce partnerships as well as a variety of other marketing programs.

          We also derive revenue from subscription fees we charge for access to our premium content and services.  Additionally, as part of our partnership with a third party fulfillment vendor, we receive a percentage of items sold through our online store.

          No customer accounted for 10% of our 2002, 2001 or 2000 revenues.  Virtually all of our 2002, 2001 and 2000 revenue was derived from sources within in the United States.

Advertising and marketing programs

          Since our inception we have focused in part on generating a majority of our advertising revenue from sponsors and merchants seeking an integrated and cost-effective means to reach the teen and young adult demographic via the Internet. We derive a significant portion of our advertising revenue from fixed placement and impression-based advertisements that are displayed on pages throughout our networks. From each of these, viewers can hyperlink directly to the advertiser’s own web site or to custom mini-sites within our networks, thus providing the advertiser the opportunity to interact directly with a potential customer. Under these contracts, we sell time-based fixed placements or we guarantee advertisers a minimum number of impressions for which we receive a fixed fee.  We believe that we are a leader in offering new and evolving web-based advertising units and programs, which helps our customers to achieve higher awareness and recognition with our audience.

          Our sponsorship arrangements are designed to achieve broad marketing objectives such as brand promotion, brand awareness, product introductions and online research. To help sponsors achieve these goals, we develop individually tailored sponsorship programs that may include any combination of fixed placement or impression based advertisements, promotions, contests, sponsorships of specific categories and direct merchandise slotting opportunities. We also develop content to support the marketing initiatives of advertisers. In addition, sponsors may communicate with their customers on our message boards and through chats, and may gain insights into their customers’ preferences and buying habits through polls and special events. Sponsorships allow us to cater to the specific goals of advertisers in the areas of impressions, product research, market research, new product launches, list development, product information, repositioning, new account openings, lead generation and transactions. Our sponsorship agreements generally have terms of up to one year with revenue based upon contract duration.

Subscriptions

          In the second quarter of 2001, we began offering subscriptions for premium content and services.   For the years ended December 31, 2002 and 2001, approximately 15% and 5% of our revenue was from subscriptions.  Because cash is received upfront and subscription revenue is amortized over the subscription period (generally one month to one year), we had $715,000 and $703,000 of unrecognized deferred subscription revenue on our balance sheets as of December 31, 2002 and 2001, respectively.  At December 31, 2002, we had over 73,000 subscribers, or approximately 1.3% of our registered users.

Sales

          As of December 31, 2002, we had a direct sales organization of 12 sales professionals. Our sales teams consult regularly with advertisers and agencies on design and placement of advertisements, sponsorships and promotions across our networks. We also have several sales professionals who concentrate primarily on strategic sponsorships and promotions, seeking to establish relationships with senior level executives and to develop larger partnership packages linking our users with the partner’s brand.  In addition, several individuals in our product marketing group work directly with advertisers who wish to develop user opt-in registration or call- to-action programs on a fee-per-user or per-action generated basis.

          At December 31, 2002, we also had 11 sales support and advertising operations staff who provide advertisers with information and expertise intended to help them market their products and services more effectively to teens and young adults.  We currently have sales offices in New York City, Brisbane and Los Angeles.

Marketing

          During the first half of 2000, to increase awareness of our various network brands, we targeted potential advertising customers in a variety of online and offline media, including newspapers, print magazines, outdoor locations such as commuter rail lines and bus tails, and online sites.  During the second half of 2000 through 2001 we implemented cost reduction programs to reduce our operating losses and eliminated most of our marketing initiatives. Despite the decreased initiatives, page views on our networks continue to be significant, which we believe is due to the viral nature of our audience and the expanding gaming market.

          We engage in media and public relations campaigns on an ongoing basis with business and financial contacts and key industry analysts. Our public relations efforts are a key component of our overall marketing and brand awareness strategy. We plan to continue to develop a media outreach program based on market research that we organize and conduct with third parties. We also manage tradeshow attendance  and public relations activities targeted to the consumer press to encourage publicity on new channels, services and partners. The primary purpose of our public relations activities is to increase our share of our target audience and increase overall visibility of our networks to customers and potential customers.

          In addition, as of December 31, 2002, we had 11 employees in investor and public relations, creative services and product management.

Technology

          Our web site hosting infrastructure is co-located at our headquarters in Brisbane and at Cable & Wireless Internet Data Center in Santa Clara, California. Cable & Wireless is responsible for providing us with a high-speed, scalable, fault-tolerant Internet connection, clean power and physical security. Packaged software enables full text search, bulk e-mail delivery, web serving and traffic analysis. We developed our membership, personalization, advertising delivery and community software using standard application servers and Oracle database systems. Our advertising selection and management system is DoubleClick’s NetGravity software. We have developed traffic analysis software to compute industry-standard and advanced metrics.

          Our editorial infrastructure is located at our headquarters in Brisbane and at Cable & Wireless.  We internally developed our editorial, publishing and certain user services software.  We believe this software gives us a strategic advantage in allowing a rapid and standardized approach to collecting, storing, and using a variety of content and services from a variety of sources.  We may also quickly reconfigure page layout to reflect editorial and advertising standards, and changing preferences across our networks.  We believe our hosting and editorial networks are fault-tolerant, scalable and economical.

          Our significant non-derivable data is presently split between a storage array at our headquarters in Brisbane and a storage array at Cable & Wireless, or in backup data stored off-site.

Competition

          The demand for Internet advertising revenue has decreased significantly over the past several years.  Moreover, the market for Internet users and online advertisers is highly fragmented, rapidly changing and characterized by thousands of competitors.  With no substantial barriers to entry, we believe that the number of Internet companies competing for web-based advertising revenue will increase greatly in the future. We also provide certain of our content and services to our customers on a subscription fee basis while many of our competitors offer similar content and services at a lesser fee or free of charge.  Companies or sites that are primarily focused on targeting teens and young adult gamers include CNET, Yahoo!, AOL, MSN, Terra Lycos, Electronic Arts and MTV. In addition to these direct competitors, we will likely face competition in the future from:

•	game and entertainment producers, wholesalers and retailers;

•	developers of web directories;

•	search engine providers;

•	content sites;

•	commercial online services;

•	sites maintained by Internet service providers; and

•	other entities that establish a community on the Internet by developing their own competing content or purchasing one of our competitors.

          We also could face competition in the future from traditional media companies, a number of which, including Time Warner, CBS and NBC, have combined with, made acquisitions of, or made investments in significant Internet companies. Finally, we compete for advertisers and advertising revenue with traditional forms of media, such as television, newspapers, magazines and radio.

          Many of our current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and larger existing customer bases than we do. These competitors are able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising pricing policies, can offer content and services similar to ours at a lesser or no charge to users, and make more attractive offers to potential employees, distribution partners, commerce companies, advertisers and third-party content providers. Further, these competitors may develop communities that are larger or more desirable than ours or that achieve greater market acceptance than ours. In addition, many of our current advertising customers and strategic partners also have established collaborative relationships with certain of our competitors or potential competitors and other frequently visited web sites. Accordingly, we cannot assure you that:

•	we will be able to sustain or grow our traffic levels, retain our advertising customers or increase the number of, or revenue from, advertising customers;

•	competitors will not experience greater growth in traffic as a result of strategic collaborative relationships that make their web sites more attractive to advertisers;

•	we can grow or sustain the number of our subscribers; or

•	our strategic partners will not sever or will renew their agreements with us.

We believe that the primary competitive factors in attracting and retaining users are:

•	quality of content and services;

•	brand recognition;

•	user affinity and loyalty;

•	demographic focus;

•	variety of value-added services;

•	proper pricing and value proposition of subscriptions; and

•	critical mass of our audience and subscribers.

We believe that the principal competitive factors in attracting and retaining online advertisers are:

•	the amount of traffic on a web site;

•	the size of our paid subscriber base;

•	brand recognition;

•	the demographic characteristics of a site’s users;

•	the ability to offer targeted audiences;

•	the duration of user visits;

•	cost-effectiveness; and

•	a variety of advertising and marketing programs from which our advertisers may choose.

          We cannot assure you that we will be able to compete successfully against our current or future competitors. Competitive pressures faced by us may have a material adverse effect on our business, our financial condition and the results of our operations.

Proprietary Rights and Licensing

          We regard our copyrights, trademarks, service marks, trade secrets, technology and other intellectual property rights as important to our success. In particular, we rely upon our domain names and trademarks to increase brand awareness among our users and advertisers. We currently have registered approximately 110 domain names, including all names currently in use across our networks. Our trademarks will remain in effect indefinitely, but only to the extent that we continue to use them in commerce. We have not applied for the registration of all of our trademarks and service marks and may not be successful in obtaining the trademarks and service marks that we have applied for.

          To protect our intellectual property rights, we rely on a combination of copyright and trademark laws, trade secret protection, and confidentiality agreements with employees and third parties and protective contractual provisions. Prior to entering into discussions with potential content providers and affiliates regarding our business and technologies, we generally require that they enter into nondisclosure agreements with us. If these discussions result in a license or other business relationship, we also generally require that the agreement setting forth each party’s rights and obligations include provisions for the protection of our intellectual property rights. Licensees of these rights may take or fail to take actions that would diminish the value of our rights or reputation.

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

Employees

          As of December 31, 2002, we had a total of 84 full-time employees, including 29 in sales and marketing, 11 in engineering and development, 34 in production and content and 10 in finance and administration.  Average 2002 headcount by department was 23 in sales and marketing, 10 in engineering, 28 in production and content and 11 in general and administrative.

          Other than as described in our Proxy Statement for our May 2003 Annual Meeting of Stockholders, none of these individuals is bound by an employment agreement. None of our employees is represented by a labor union or collective bargaining agreement.  We have not experienced any work stoppages and we consider our relations with our employees to be good.

ITEM 2.	PROPERTIES

          Our principal editorial, sales, marketing, development and administrative offices presently occupy approximately 18,550 square feet in Brisbane, California, under a lease that expires in February 2004.  We believe that this one building will be adequate for our needs in the foreseeable future.  We also lease sales and support offices in New York and Los Angeles.

          In addition to the properties mentioned above, we are under lease obligations for abandoned facilities in New York and Connecticut.  The obligations for these leases have been accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (see Note 5. “Restructuring and Asset Impairment Charges” in Item 8. of this report).

ITEM 3.	LEGAL PROCEEDINGS

          We are not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of 2002.

ITEM 4A.	EXECUTIVE OFFICERS

          The following table presents information regarding our executive officers as of February 28, 2003:

Name	Age	Position

Mark A. Jung	41	Chief Executive Officer and Director

Kenneth H. Keller	45	Vice President, Engineering

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Our common stock is traded on the NASDAQ SmallCap market under the symbol “IGNX”; from July 25, 2001 through May 10, 2002 it had traded under the symbol “SNOW”.  From March 20, 2000, to July 24, 2001, our common stock was traded on the NASDAQ National Market under “SNOW”.  Prior to March 20, 2000, there was no public market for our common stock.  Our stock was moved from the NASDAQ National Market to the SmallCap Market due to our failure to maintain NASDAQ National Market minimum listing criteria.  The following table sets forth, for the periods indicated, the high and low closing sales prices per share of the common stock as reported on the NASDAQ National Market and NASDAQ SmallCap Market during the applicable periods, as adjusted for our one-for-three and one-for-six reverse stock splits, which were effective March 6, 2001 and September 24, 2001, respectively:

	High	Low

2001
First Quarter	$19.13	$2.06
Second Quarter	$4.80	$1.69
Third Quarter	$3.00	$1.15
Fourth Quarter	$4.52	$0.90

2002
First Quarter	$9.00	$3.34
Second Quarter	$12.52	$6.00
Third Quarter	$8.10	$4.50
Fourth Quarter	$6.43	$3.00

          On February 28, 2003, the closing price of our common stock was $6.12 per share.  As of this date, there were approximately 82 holders of record of our common stock.  This number does not include the number of persons whose stock is held in nominee, or “street name”, accounts through brokers.

Dividend Policy

          We have never declared or paid any cash dividends on our capital stock.  We presently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

          The following table of selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes to those statements and other financial information included elsewhere in this Form 10-K.

          The following consolidated statement of operations data for each of the five years ended December 31, 2002, and the consolidated balance sheet data as of the years then ended are derived from our audited consolidated financial statements and those of our predecessor division of Imagine Media.  From our inception as a division of Imagine Media in January 1997 through our incorporation on January 6, 1999, our financial statement information is presented on a carved-out basis derived from the historical books and records of Imagine Media.  Imagine Media’s corporate accounting systems were not designed to track cash receipts and payments and liabilities on a division-specific basis.  For 1998 and for the period from January 1, 1999 through our date of incorporation on January 6, 1999, our financial statements include all revenue and expenses directly attributable to IGN, including an allocation of the costs of facilities, salaries, and employee benefits based on relative headcount.  Additionally, incremental administrative, finance and management costs have been allocated to IGN.  All of the allocations reflected in the 1998 and 1999 statements are based on assumptions that management believes are reasonable under the circumstances.  However, these allocations and estimates are not necessarily indicative of the costs that would have resulted if IGN had operated on a stand-alone basis.

	Year ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share data)
Consolidated Statements of Operations
Revenue	$11,350	$9,687	$21,242	$6,674	$3,256
Cost of revenue	1,348	2,961	11,852	4,316	1,322

Gross profit	10,002	6,726	9,390	2,358	1,934
Operating expenses:
Production and content	3,704	7,027	11,842	6,610	1,599
Engineering and development	3,330	6,407	9,454	5,084	329
Sales and marketing	5,741	10,122	38,378	20,393	2,592
General and administrative	2,136	4,245	5,971	3,486	1,074
Stock-based compensation	182	2,003	6,139	1,521	—
Amortization of goodwill and intangible assets	—	3,692	4,001	471	—
Restructuring and asset impairment charges	7,356	4,171	—	—	—
Gain on sale of assets	(1,114)	—	—	—	—

Total operating expenses	21,335	37,667	75,785	37,565	5,594
Loss from operations	(11,333)	(30,941)	(66,395)	(35,207)	(3,660)
Interest and other income, net	69	589	1,591	385	—

Net loss	$(11,264)	$(30,352)	$(64,804)	$(34,822)	$(3,660)

Basic and diluted net loss per share (1)	$(5.74)	$(16.21)	$(44.36)	$(3,482.20)

Shares used in per share calculation(1)	1,962	1,873	1,461	10

Basic and diluted pro forma net loss per share (unaudited) (1) (2)			$(36.30)	$(34.75)

Shares used in pro forma per share calculation (unaudited) (1) (2)			1,785	1,002

	December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$3,407	$8,285	$26,479	$29,090	—
Restricted cash	$781	$2,296	$5,111	$4,399	—
Working capital	$2,714	$3,530	$20,779	$23,864	$669
Total assets	$10,598	$21,314	$54,840	$46,718	$1,161
Long-term liabilities, less current portion	$1,714	$637	$1,569	$2,036	—
Stockholders’ equity	$4,731	$13,752	$42,301	$34,661	$762

(1)	All share and per share data have been restated to reflect our one-for-three and one-for-six reverse stock splits, which were effective March 6, 2001 and September 24, 2001, respectively.

(2)	Pro forma unaudited weighted average shares outstanding assumes the conversion of all shares of preferred stock into common, effective as to the original issue date for the preferred stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements contained in this Form 10-K that are not statements of historical facts are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on beliefs of management, as well as assumptions made by and information currently available to management. Such statements also are based on current expectations, estimates and projections, beliefs and assumptions about our industry. All statements, other than statements of historical fact, included in this Form 10-K, regarding our strategy, future operations, financial position, estimated revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. Words such as “may,” “will,” “should,” “anticipates,” “projects,” “predicts,” “expects,” “intends,” “plans,” “believes,” “seeks,” “continues” and “estimates” and variations of these words and similar expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are only predictions and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks, uncertainties and assumptions referred to above include our unproven current business model, history of losses, prospects for obtaining additional financing and other risks that are described from time to time in our SEC reports, including but not limited to the items discussed in “Risk Factors” set forth below.

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

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6, Selected Financial Data, Item 8, Financial Statements and Supplementary Data and Item 15, Exhibits, Financial Statement Schedules and Reports on Form 8-K.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those discussed below and elsewhere in this report.  We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

          IGN’s business model, focus and sources of revenue have significantly changed since our inception. Our response to the difficult market conditions of 2001 was to focus on our core strengths and eliminate certain of our operations.  Commencing in the fourth quarter of 2001, we focused our business on our IGN.com entertainment and gaming network and virtually all of 2002 revenue was derived from IGN-related advertising sales and subscriptions.  We have diversified our revenue by adding new product lines, including a subscription-based access model and an online game store. We have significantly reduced operating costs, mainly by reducing headcount, renegotiating our facilities leases, decreasing marketing efforts and reducing the number of our affiliates.  However, we still have not achieved profitability on an annual basis.

          Our operating activities to date have been focused on enhancing the quality of our content and services; expanding our audience and the usage of our services; establishing relationships with users and the companies who want to reach this large web-centric audience; building sales momentum and marketing our networks and IGN brands; developing our computer software and hardware infrastructure; and growing our subscriber base.

          Due in part to the financial difficulties experienced by Internet and Internet-related companies and reductions in advertising budgets of many companies that advertise on the Internet, we cannot assure you that our revenue will grow or that we will ever achieve or maintain profitability. Further, our experience is that trends in advertising spending are often unpredictable and subject to seasonality.  We anticipate that unpredictability in advertising spending and weakness in advertising demand will continue until overall business conditions improve and advertising expenditures rebound.  Accordingly, we anticipate that we will incur additional operating losses on a quarterly or annual basis.

          In this Forms 10-K we present supplemental weighted average share data for our 2000 and 1999 fiscal years.  This supplemental presentation assumes the conversion of all shares of preferred stock into common, effective as to the original issue date for the preferred stock.   Additionally, in our earnings releases and investor conference calls we provide supplemental consolidated financial information that excludes from our reported earnings and earnings per share the effects of certain expenses such as the amortization of goodwill, stock-based compensation, restructuring costs and a gain on the sale of assets.  This supplemental information is reported as pro forma earnings and pro forma earnings per share in addition to information that is reported based on generally accepted accounting principles in the United States (“GAAP”).  We believe that such pro forma operating results provide additional measures of our operational performance as it excludes certain non-cash and other expenses that we believe are not necessarily indicative of our on-going operations.  We urge readers to review and consider carefully GAAP financial information contained within our SEC filings and in our earnings releases.

Critical Accounting Policies

          The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate estimates, including those related to revenue recognition, bad debts, goodwill and restructuring.  Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

          We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue recognition

         Our revenue is principally generated from short-term contracts for various sizes and types of time-based fixed placement and impression-based advertisements. In accordance with GAAP, the recognition of these revenues is partly based on our assessment of the probability of collection of the resulting accounts receivable balance. As a result, the timing or amount of revenue recognition may have been different if different assessments of the probability of collection of accounts receivable had been made at the time the transactions were recorded in revenue.

Collectibility of accounts receivable

          Our management must make estimates of the collectibility of our accounts receivable, both for purposes of determining whether revenue may be recognized on a given arrangement, and to determine the adequacy of our allowance for doubtful accounts. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating whether to recognize revenue on a given arrangement and when evaluating the adequacy of the allowance for doubtful accounts. The use of different estimates or assumptions could produce different decisions regarding revenue recognition and allowance balances.  If our estimates of collectibility are inaccurate or if the financial condition of our customers were to deteriorate, subsequent to the date of our arrangements with them, this could result in an impairment of their ability to make payments and we may be required to make additional allowances.

Valuation of goodwill

          We assess the impairment of goodwill assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	significant negative industry or economic trends.

          When we determine that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Significant judgement is involved in both the estimation of future cash flows, as well as the discount rate used in the analysis.

Restructuring charges

          As of December 31, 2002 we carried an accrual for the unpaid portion of restructuring charges we expensed in the third quarter of 2002 relative to our excess New York and Connecticut facilities.  Significant factors used in calculating this accrual include estimates of sublease income, vacancy rates and brokerage costs.  Changing economic conditions in future periods could lead management to revise its estimates which could result in adjustments to our estimated obligations under these lease arrangements.

Recent Accounting Pronouncements

          In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS No. 144 was effective for fiscal years beginning after December 15, 2001, with earlier application encouraged.  We have adopted SFAS No. 144 as of January 1, 2002 and did not record any asset impairment charges in 2002; however, future impairment reviews may result in periodic write-downs.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.”  SFAS No. 146 addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities.  The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 will be effective for financial statements issued for fiscal years beginning after December 31, 2002, with earlier application encouraged. Management elected to early adopt the standard effective July 1, 2002 which has not had a material effect on operations.

          In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others.”  FIN No. 45 clarifies the guarantor’s requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees and requires the guarantor to recognize at the inception of a guarantee in a liability for the fair value of the guarantee obligation.  FIN No. 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued.  The provisions for the initial recognition and measurement of guarantees are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  We have adopted the disclosure requirements for our financial statements included in this form 10-K. The accounting profession and regulatory agencies continue to discuss various provisions of this pronouncement with the objective of providing additional guidance on its application. These discussions and the issuance of any new interpretations, once finalized, could lead to an unanticipated impact on our future financial results.  Therefore, although we currently do not believe these provisions will have a material effect on our operating results or financial position, we will continue to evaluate the impact of FIN 45.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. We have no current plans to adopt the accounting provisions of SFAS No. 123 and, therefore, the adoption of SFAS No. 148 will not have a material impact on our financial position or results of operations.

Results of Operations for Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

	(in thousands)
Revenue	$11,350	$9,687	$21,242

          Our total 2002 revenue was $11,350,000, an increase of $1,663,000, or 17% from 2001.  The increase was primarily due to increased advertising spending from our major advertisers in the video game industry and to increased subscription revenue from a larger subscriber base.  This increase was partially offset by the loss of revenues from a larger ChickClick.com and HighSchoolAlumni.com networks, which were sold or abandoned by January 2002.  Subscription revenue as a percentage of total revenue was approximately 15% and 5% in 2002 and 2001, respectively.

          Our total 2001 revenue was $9,687,000, a decrease of $11,555,000, or 54%, from 2000. The decline in 2001 revenue from 2000 was largely due to an industry-wide weakness in the online advertising market and the associated decrease in marketing and advertising spending by this market segment. Many of our 2000 customers did not continue or renew their advertising and marketing programs with us in 2001. Specifically, a large portion of our 2000 revenue was from “dot.coms”, who significantly reduced their online advertising spending in 2001 or were no longer in business. Our subscription model was not implemented until 2001.

          We currently believe that 2003 revenues will increase over 2002 revenues; however, given the current unpredictability in advertising spending and weakness in advertising demand and our subscriptions model is new and evolving, we cannot assure you that we will maintain 2002 revenue levels in future periods.

	2002	2001	2000

	(in thousands)
Cost of Revenue	$1,348	$2,961	$11,852

Percentage of revenue	12%	31%	56%

          Cost of revenue consists primarily of expenses related to hosting fees associated with operating our web sites, costs of third-party fulfillment technologies, amounts owed to our affiliates for advertising and marketing placed on their web sites and costs of content and community tools.

          During the fourth quarter of 2000, to better reflect the affiliates’ relative size and importance to our business in view of the cost/benefit of the relationships, we began to renegotiate, terminate or let expire many of our affiliate contracts and as of the second quarter of 2002 virtually all relationships had been terminated.  Costs associated with our affiliates comprised 2%, 35% and 60% of our 2002, 2001 and 2000, total cost of revenue, respectively.

          Cost of revenue was $1,348,000 in 2002, a decrease of $1,613,000, or 55% from 2001. Cost of revenue in 2001 was $2,961,000 a decrease of $8,891,000, or 75%, from 2000.  These decreases reflected a reduction in the number of affiliates, lower bandwidth costs due to a more favorable hosting contract with our outside service provider, and less reliance upon third party content.

          We currently believe that cost of revenue will increase slightly in absolute dollars for the full year 2003 as compared to 2002.

Operating Expenses

          We categorize operating expenses into production and content, engineering and development, sales and marketing, general and administrative, stock-based compensation, amortization of goodwill, restructuring and impairment charges and gain on sale of assets. Total operating expenses for 2002 were $21,335,000, a decrease of $16,332,000 or 43% from 2001.  Total 2001 operating expenses were $37,667,000, a decrease of $38,118,000, or 50% from 2000. In both comparative periods, the decline in operating expenses was primarily a result of our headcount reductions and expense control efforts including the restructuring of our facility leases and reduction in advertising spending.

          We currently believe that each of production and content, engineering and development, sales and marketing and general and administrative expenses will increase slightly for the full year 2003 as compared to 2002.

	2002	2001	2000

	(in thousands)
Production and Content	$3,704	$7,027	$11,842

Percentage of revenue	33%	73%	56%

          Production and content expenses consist primarily of payroll and related expenses for editorial, artistic and production staff; payments to freelance writers and artists; telecommunications and computer-related expenses for the creation of content for our web sites; and corporate overhead cost allocations.

          Production and content expenses were $3,704,000 in 2002, a decrease of $3,323,000, or 47%, from 2001.  Production and content expenses were $7,027,000 in 2001, a decrease of $4,815,000, or 41%, from 2000.  These decreases were due primarily to the reduction of our editorial, artistic and production staff and efforts to reduce usage of freelance writers, artists and computer-related expenses for the creation of content of our web sites. Production and content expenses also decreased in both comparative periods as a result of the restructuring of our facility leases. These reductions came as a response to lower revenue levels; specifically, we eliminated certain channels within our networks and in the fourth quarter of 2001 we curtailed operations of our HighSchoolAlumni.com and our ChickClick.com networks.  Virtually all of our 2002 production and content expense related to our IGN.com network.

	2002	2001	2000

	(in thousands)
Engineering and Development	$3,330	$6,407	$9,454

Percentage of revenue	29%	66%	45%

          Engineering and development expenses consist primarily of personnel and related costs; consultant and outside contractor costs; software and hardware maintenance; depreciation costs for our development and programming efforts, including internal information services costs; and corporate overhead cost allocations. To date, all engineering and development expenses have been expensed as incurred.

          Engineering and development expenses were $3,330,000 in 2002, a decrease of $3,077,000, or 48%, from 2001.  Engineering and development expenses were $6,407,000, a decrease of $3,047,000, or 32%, from 2000.  In both comparative periods, the decreases were due primarily to decreased depreciation as certain equipment became fully depreciated, the reduction of engineering staff and reduced or discontinued equipment support and maintenance agreements.

	2002	2001	2000

	(in thousands)
Sales and Marketing	$5,741	$10,122	$38,378

Percentage of revenue	51%	104%	181%

          Sales and marketing expenses consist primarily of personnel and related costs for our direct sales force; product management and advertising operations support personnel; marketing staff; and corporate overhead cost allocations. In addition, these expenses include the costs of tradeshows and marketing activities.

          Sales and marketing expenses were $5,741,000 in 2002, a decrease of $4,381,000, or 43%, from 2001.  This decrease was primarily due to our reduction of sales and marketing staff.

          Sales and marketing expenses were $10,122,000 in 2001, a decrease of $28,256,000, or 74% from 2000.  This decrease was due primarily to our reduction of marketing initiatives and sales and marketing staff.  Specifically, during early 2000, we conducted a national television, radio and outside media campaign to increase awareness of IGN among our target audience and our prospective customers.  During the second half of 2000 IGN, as part of our overall cost control efforts, we eliminated virtually all advertising and marketing initiatives.

	2002	2001	2000

	(in thousands)
General and Administrative	$2,136	$4,245	$5,971

Percentage of revenue	19%	44%	28%

          General and administrative expenses consist primarily of personnel and related costs for corporate functions including accounting and finance, human resources, facilities and legal as well as corporate overhead costs allocations.

          General and administrative expenses were $2,136,000 in 2002, a decrease of $2,109,000, or 50%, from 2001. This decrease was primarily due to a reduction in finance and human resources staff, decreased finance and human resources consulting services and decreased legal fees.

          General and administrative services were $4,245,000 in 2001, a decrease of $1,726,000, or 29%, from 2000.  This decrease was due largely to the general reduction in accounting and finance, human resources and other administrative staff in response to reductions in staff in other functional areas.  Additionally, during the first quarter of 2000 we recorded an expense associated with a one-time, non-cash contribution of 5,556 shares of our common stock, with a fair value of $1,000,000, to a charitable foundation.

	2002	2001	2000

	(in thousands)
Stock-based Compensation	$182	$2,003	$6,139

Percentage of revenue	2%	21%	29%

          In July 2002, Rick Boyce resigned as president of IGN and joined our Board of Directors.  The Board of Directors approved an extension of the exercise period for Mr. Boyce’s then vested options through his tenure as a director.   A one-time stock-based compensation charge of $141,000 was recorded in the third quarter of 2002 for the difference between the exercise price of the vested options and the fair market value of the stock on the date of the extension.  In the first quarter of 2002, we recorded stock-based compensation expense of $41,000 primarily due to employees who had certain portions of their stock option vesting accelerated as part of their termination packages.

          Prior to 2002, stock-based compensation expense mainly represented the amortized aggregate difference between the exercise price of stock options granted prior to becoming a public market company, and the deemed fair market value of the underlying stock as of the original grant date.  We initially recorded this aggregate difference as deferred stock-based compensation on the balance sheet and amortized the difference over the life of the respective options using a graded amortization method; any unamortized portion was reversed upon an option’s cancellation.  As of December 31, 2001, we had fully expensed any deferred stock-based compensation recorded with respect to these types of transactions.

          Certain option awards granted in the past are accounted for as variable awards and, accordingly, may result in stock-based compensation charges in future periods, if our stock price exceeds the exercise price of these awards.

	2002	2001	2000

	(in thousands)
Amortization of Goodwill	$—	$3,692	$4,001

Percentage of revenue	0%	38%	19%

          Prior to December 31, 2001, we amortized goodwill over its expected useful life, generally three to five years.

          In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which became effective January 1, 2002, requiring the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under this nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. We adopted this accounting standard as of January 1, 2002.  No impairment charges were recorded during 2002; however, future impairment reviews may result in periodic write-downs.  As of December 31, 2002, the balance of our goodwill was $1,949,000.

	2002	2001	2000

	(in thousands)
Restructuring and Asset Impairment Charges	$7,356	$4,171	$—

Percentage of revenue	65%	43%	—

          During 2001, the Board of Directors approved and we implemented a restructuring program driven by the decline in revenue from 2000 levels and correspondingly, our need to improve our cost structure by consolidating excess facilities, decreasing headcount and exiting our non-IGN.com networks.

          IGN recorded 2002 restructuring charges of $7,356,000 which consisted of $7,283,000 in facility-related charges and $73,000 in severance-related charges.  In 2001, IGN recorded restructuring charges of $4,171,000 which consisted of $1,771,000 in facility-related charges, $728,000 in severance-related charges and $1,672,000 in other asset impairment charges.

          We expect these restructuring activities will result in annual operating savings of approximately $790,000, compared with 2002.

Facilities  Facility-related charges of $7,283,000 in 2002 were attributable to the abandonment and buyout of our excess Brisbane headquarters facility lease and the abandonment and subletting of our New York and Connecticut sales facilities.  In the first quarter of 2002, we amended the lease for our Brisbane headquarters where we reduced our leased square footage and reduced the term of our lease commitment.  In connection with this amendment, we recorded a facility-related restructuring charge of $4,959,000 which consisted of a lease buyout charge and the write-off of certain leasehold improvements.  In the third quarter of 2002, we recorded facility-related restructuring charges of $2,324,000 representing the abandonment of our excess New York and Connecticut facilities.   This facility-related charge consisted of the write-off of certain leasehold improvements with the majority being attributable to the remaining rent obligations offset by estimated sublease income. The estimated costs of abandoning these leased facilities, including estimated sublease income, were based primarily on market information.  As of December 31, 2002, we had an accrued restructuring liability of $1,551,000 which represents the discounted difference between approximately $5,400,000 in remaining rental obligations offset by approximately $3,700,000 in estimated sublease income.  Actual future cash requirements could differ materially from the accrual at December 31, 2002, particularly if actual sublease income is significantly different from the current estimate. The remaining facility-related liability is expected to be paid-off by 2010.

          Our facility-related restructuring charges of $1,771,000 in 2001 were attributable to the abandonment of some excess facility capacity under our Brisbane headquarters lease consisting primarily of rent obligations associated with this excess facility capacity.

Severance  We implemented reductions in workforce in 2002 and 2001where under we recorded severance-related restructuring charges of $73,000 and $728,000 in 2002 and 2001, respectively.  These reductions in workforce were in response to market conditions and affected approximately 130 employees across all functional areas of IGN.   As of December 31, 2002, all severance-related restructuring charges had been paid.

Other Impairment   In 2001, we ceased operating certain of our websites.  We had acquired the content of these websites through the acquisition of two companies.  At the time we ceased operating these websites, we had assets of $1,672,000 representing unamortized goodwill that had been recorded as part of the purchase of these two companies.  Because we did not expect future cash flows from these websites, the entire unamortized goodwill of $1,672,000 was expensed.

          We may incur additional restructuring charges in the future in connection with our ongoing cost reduction efforts.

	2002	2001	2000

	(in thousands)
Gain on sale of assets	$(1,114)	$—	$—

Percentage of revenue	10%	0%	0%

          On January 16, 2002 we completed the sale of our HighSchoolAlumni.com network to Reunion.com, a private company, for approximately $1,000,000 in cash.  The gain on sale of assets represents cash received, plus the deferred revenue balance on the date of sale related to the unrecognized portion of subscription money received from our HighSchoolAlumni.com subscription program, less the net unamortized value of our 1999 acquisition of Ameritrack.

	2002	2001	2000

	(in thousands)
Interest and Other Income, net	$69	$589	$1,591

Percentage of revenue	1%	6%	7%

          Interest and other income, net was $69,000 in 2002, a decrease of $520,000, or 88%, from 2001.  Interest and other income, net was $589,000 in 2001, a decrease $1,002,000, or 63% from 2000. The decrease in both comparative periods is decrease was due primarily to our decreasing cash and cash equivalent position due to our operating losses as well as to decreasing interest rates.

Provision for Income Taxes

          No provision for federal and state income taxes has been recorded because we have experienced net operating losses since inception.  As of December 31, 2002, we had approximately $115,000,000 of federal net operating loss carryforwards, which expire in 2019 through 2022.  Due to the uncertainty regarding the ultimate use of the net operating loss carryforwards, we have not recorded any benefit for losses, and a valuation allowance has been recorded for the entire amount of the net deferred tax asset.  Additionally, utilization of the net operating loss may be subject to annual limitation due to the ownership change limitation provided by the Internal Revenue Code and similar state provisions.

          As of December 31, 2002, we had approximately $96,000,000 of state net operating loss carryforwards, which expire in 2009 through 2013.

Liquidity and Capital Resources

	2002	2001	2000

	(in thousands)
Cash (used in) operating activities	$(7,425)	$(18,793)	$(48,958)
Cash from (used in) investment activities	2,194	3,365	(13,532)
Cash from (used in) financing activities	353	(2,766)	63,480

Net increase (decrease) in cash	$(4,878)	$(18,194)	$990

          Since our incorporation in January 1999, we have financed our operations primarily through private placements of preferred stock, our initial public offering, borrowings under equipment lease lines, and private placement equity financing. Cash and cash equivalents were $3,407,000 at December 31, 2002.

          Our capital requirements depend on numerous factors, including market acceptance of our products and services, the resources we allocate to developing our networks, our marketing and selling capabilities and maintenance of our brands. Since our inception we made substantial expenditures to grow our operations and personnel.  Although we have significantly reduced our costs since the beginning of the second quarter of 2000, we still have not achieved positive cash flows from operations.  We believe that our available cash, cash equivalents and short-term investments and cash flows from operations will be sufficient to meet our anticipated needs for working capital and capital expenditures at least until the end of our fiscal year 2003; however, we do not know with certainty whether our cash reserves and any cash flows from operations or financing will be sufficient to fund our operations beyond 2003. Our independent auditor Ernst & Young LLP has qualified its report on our 2002 financial statements contained in this report as to our ability to continue as a going concern. To meet our longer term liquidity needs, we may need to raise additional funds, establish additional credit facilities, seek other financing arrangements or further reduce costs and expenses. Additional funding may not be available on favorable terms, on a timely basis or at all. See our risk factor entitled “We have negative cash flow and may not have sufficient cash to continue operations or, even if we can continue operations, to effectively manage our working capital requirements and fund our operations for the period required to achieve profitability,” as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

          Cash used by operations was $7,425,000 in 2002, $18,793,000 in 2001 and $48,958,000 in 2000.  The year over year decreasing cash usage was primarily a result of year over year decreased operating expenses and the resulting decreases in net loss. Working capital at December 31, 2002 was $2,714,000.  Cash and cash equivalents at December 31, 2002 were $3,407,000.

          Net cash provided from investment activities during 2002 was $2,194,000.  This was due largely to proceeds of $1,000,000 from the sale of our HighSchoolAlumni web site and a reduction in our facility letters of credit of $1,584,000.  We applied the available cash resulting from the reduction of our facilities letters of credit, and an additional $416,000 in cash towards the further restructuring of our Brisbane facility lease in March 2002.  We also received a refund of $335,000 on tenant improvements associated with our New York facility, purchased $656,000 of fixed assets and established new facility letters of credit for $69,000.

          Net cash provided from financing activities for 2002 was $353,000.  This largely consisted of cash proceeds of $2,000,000 less $232,000 in cash-based issuance costs related to our June 20, 2002, private placement in which we issued and sold to institutional investors 285,715 shares of common stock at a price of $7.00 per share and warrants to purchase up to 85,715 shares of common stock with an exercise price of $9.00 per share.  Partially offsetting these proceeds, in January 2002, we paid off the remaining $1,613,000 balance on our equipment lease obligations.

          In December 2000, the Board of Directors authorized a stock repurchase program under which IGN is authorized to repurchase up to 277,778 shares of our common stock in the open market for cash.  From the inception of this program through December 31, 2002, we repurchased in the aggregate 270,501 shares at an average purchase price of $4.35 per share; 1,190 of these shares were repurchased in the first quarter of 2002 with no shares repurchased in the second, third or fourth quarters of 2002.

          As of December 31, 2002, we had $781,000 remaining in letters of credit as security deposits associated with our headquarters facility in Brisbane, California and our excess New York facility. This amount reflects a decrease from our original obligation of $5,111,000 under these leases letters of credit.  During 2001, letters of credit of $2,815,000 were released in connection with the return of two of our Brisbane buildings to our landlord.   In the first quarter of 2002, $1,584,000 was forfeited to our landlord and $69,000 of new letters of credit were established under the terms of our March 2002 facility lease restructuring. Our letter of credit security deposits as of December 31, 2002 and 2001 have been classified as restricted cash on our balance sheets. These letters of credit expire at various times through 2010.

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

          The following table summarizes our future minimum lease payments under all non-cancelable operating leases that expire at various times through 2010 and future sublease income under non-cancelable sublease as of December 31, 2002:

	Occupied Facilities	Excess Facilites	Total

Year Ended December 31,
2003	$597	$708	$1,305
2004	154	711	865
2005	58	683	741
2006		688	688
2007		688	688
Thereafter		1,949	1,949

	809	5,427	6,236
Less: future sublease income		(876)	(876)

Minimum lease payments	$809	$4,551	$5,360

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

          Our prospects and the merits of investing in our stock will be difficult for you to evaluate because we have restructured our business and implemented a new and unproven business model in 2002. As of the first quarter of 2002, we have sold or ceased operating all our destination web sites except our IGN network, and now focus our content and services almost exclusively on the interactive entertainment market, with a particular emphasis on video game-related information. If our business model proves to be unsuccessful, the trading price of our stock will fall and our business may fail.  Accordingly, our prospects and the merits of investing in our stock must be considered in light of the risks, expenses and difficulties encountered by Internet-related companies who have restructured their business and adopted new business models.  To effectively execute our current business model, we expect that in the future we will need to increase revenues, raise additional funds, establish additional credit facilities, seek other financing arrangements or further reduce costs and expenses.  We may not increase revenues significantly in the future or additional funding may not be available on favorable terms, on a timely basis or at all.

We have negative cash flow and may not have sufficient cash to continue operations or, even if we can continue operations, to effectively manage our working capital requirements and fund our operations for the period required to achieve profitability.

          We do not know with certainty whether our cash reserves and any cash flows from operations or financing will be sufficient to fund our operations beyond 2003. The report of our independent auditor, Ernst & Young LLP, on our 2002 financial statements contained in this report contains an explanatory paragraph describing conditions that raise substantial doubt about our ability to continue as a going concern.    We have limited cash and credit available, and may be unable to raise additional financing or establish additional lines of credit to meet our anticipated and unanticipated working capital requirements.  In the event we raise capital via equity financing, our existing stockholders could experience significant dilution.  If adequate funds are not available to satisfy either short- or long-term capital requirements, we might be required to significantly limit our operations or delay or abandon some of our planned future expenditures, any of which actions could harm our business. Our future capital requirements depend upon many factors, including:

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

          From our inception though the middle of 2000, we devoted substantially all our resources to rapidly develop our business.  Beginning in the later half of 2000, in response to weakening market conditions, we began to decrease expenses and restructure our business and have incurred substantial charges relating to facility exit costs, goodwill impairment and employee severance.  Despite our restructuring and expense management efforts, we have never been profitable on an annual basis and do not anticipate profitability for at least another year.  Further, in the future we may increase our operating expenses to develop additional subscription offerings, buyout or restructure some or all of our long-term facility leases, develop additional networks, expand our sales and marketing operations, develop and upgrade our technology and purchase equipment and leasehold improvements to support our operations and network infrastructure. We also may incur costs relating to the acquisition of technologies and content. Yet, whether or not we increase expenditures, we still may not generate sufficient revenue to attain profitability for any sustained period.  Even if we do achieve profitability, we might not be able to sustain profitability on a quarterly or annual basis in the future.

Our future success depends on our ability to increase and sustain advertising and marketing revenues.

          Our business might fail if we do not increase and sustain our advertising and marketing revenues. Even if we increase our advertising and marketing revenues from existing sources in any given period, we still may have to create new sources of revenue to survive.

          Currently, the majority of our revenues are derived from paid advertisements displayed on our web sites.  Our ability to maintain current levels of, increase, or sustain new levels of, advertising revenue depends upon:

•	growth of our user base;

•	the attractiveness of our user base to advertisers;

•	our ability to derive useful consumer patterns and other information from our users;

•	acceptance by advertisers of the Internet as an advertising medium;

•	advertisers allocating more of their advertising and marketing budgets to online media;

•	our ability to create an adequate supply of viewed web content on which to sell advertising space; and

•	keeping our web sites technologically flexible in order to accommodate the latest advertiser demands.

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

          Additionally, we earn revenue from several larger corporate marketing partnerships through which we provide customers with various commerce and content initiatives.  These partnerships are usually under contract with terms longer than six months but have termination rights at various points during their respective terms.  Our customers can and do decrease their spending levels and/or cancel these agreements on relatively short notice without penalty.  We cannot assure you that these customers will continue to do business with us.  The termination of any of these longer-term agreements, if not replaced with new customers and/or contracts, would cause our revenue to decline.

Our future success depends on our ability to increase and sustain subscription revenues.

          Our subscription model is new and evolving and only in its seventh quarter of operation.  Under this program, we offer premium content and services to customers on a subscription fee basis.  Some of our competitors offer content and services similar to ours at no charge to users.  If our users are unwilling to pay or if competing subscription programs better meet user expectations, our traffic and subscription revenue would decline.

          Furthermore, even if users subscribe with us, we cannot assure you that they will renew their subscriptions or accept our services.  If our subscription program is not accepted by new and current subscribers, our subscription revenue and traffic would decline.

          Because our subscriber base is significantly smaller than our active user base, certain initiatives used in attempt to increase subscribers, such as making articles available only to paid subscribers, may result in decreased traffic. Our efforts to increase subscription revenues may result in declining traffic and as a result advertising revenues may decline.

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

          We cannot forecast our revenue and operating results with precision, particularly because we are in the early stages of operating our new business model; we are dependent upon general activity in the video game industry and development schedules for such video game platform or software products are frequently unreliable; our current products and services are relatively new and evolving; and our liquidity prospects are uncertain.  In particular, advertising revenue is greatly subject to fluctuation as companies tend to advertise more in typically strong consumer spending periods, which are dependent upon overall economic conditions.  Additionally, fluctuations occur as customer product releases and associated advertising tends to increase around holiday or tradeshow periods and declines in periods of weaker demand. Further, the U.S. economy is much weaker now than when we started our business, and reductions of marketing and advertising budgets or delay in spending of budgeted resources could continue to have a negative impact on our advertising revenue.  This weakness has and could continue to have serious consequences for our business and operating results and, even if these conditions improve, we cannot assure you that marketing budgets and advertising spending will increase from current levels.  If revenue in a particular period does not meet expectations, it is unlikely that we will be able to adjust our level of expenditures significantly for the same period. If our operating results fail to meet expectations, the trading price of our common stock would decline.

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

          The market for Internet advertising and services is highly competitive, and we expect that competition will continue to intensify.  Negative competitive developments could have a material effect on our business. Many of our current competitors, including CNET, Yahoo!, AOL, MSN, Terra Lycos, Electronic Arts and MTV, as well as a number of potential new competitors, compete vigorously in this market.  Further, many of our target and current customers own or have interests in certain of our competitors, which creates a competitive disadvantage and makes us susceptible to significant pricing pressures.  In addition to having greater traffic and financial backing, many of our competitors have significantly greater editorial, technical, marketing, sales and other resources than we do. Our competitors may develop content and service offerings that are superior to ours or achieve greater market acceptance than ours or may combine or be purchased by advertisers to achieve market dominance.  We must continue to attract and retain users to compete successfully for advertising revenue. If we fail to attract and retain more users, our market share, brand acceptance and revenue would decline.

Our failure to manage our restructuring could result in our inability to effectively operate our new business.

          We have significantly reduced our operations and anticipate that further change will be required to address potential market problems and opportunities.  If we fail to manage this change, we will be unable to effectively operate our business.  From a peak of approximately 380 full-time employees in March 2000, we have reduced our workforce, through attrition and lay offs, to approximately 85 full-time employees as of December 31, 2002. Further, we virtually eliminated all relationships with affiliated web sites, introduced a pay-for-access subscription model and opened an online store.  These significant changes have placed, and we expect them to continue to place, a strain on our management, operational and financial resources. In particular, the reduction in workforce could have negative consequences on our ability to sell advertising, produce content and to attract new users, or to maintain our web site’s availability and performance.

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

          Fire, earthquakes, power loss, water damage, telecommunications failures, terrorism, vandalism and other malicious acts, and similar unexpected adverse events, may damage our computer systems and interrupt service. Moreover, scheduled upgrades and changes to our computer systems may increase our operating cost or result in unsatisfactory performance. Our computer systems’ continuing and uninterrupted performance is critical to our success. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

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

          In the past, we have derived, and we expect to continue to derive in the future, a majority of our revenue from selling advertisements and other marketing initiatives. However, the prospects for continued demand and market acceptance for Internet marketing products are uncertain. In particular, during the economic slowdown of the U.S. economy, there has been a reduction of advertising and marketing spending and a negative public perception of online media companies as well as technology companies in general. If advertisers do not continue or increase their usage of the Internet, our revenue might decline or not grow. Most advertising agencies and potential advertisers, particularly local advertisers, have only limited experience advertising on the Internet and may not devote a significant portion of their advertising expenditures to Internet advertising. Moreover, advertisers that have traditionally relied on other advertising media may not advertise on the Internet. In addition, advertising on the Internet is at a much earlier stage of development in international markets than it is in the United States and may not fully develop in these markets. As the Internet evolves, advertisers may find Internet advertising to be a less attractive or effective means of promoting their products and services relative to traditional methods of advertising and may not continue to allocate funds for Internet advertising. Many historical predictions by industry analysts and others concerning the growth of the Internet as a commercial medium have overstated the growth of the Internet and should not be relied upon. This growth may not occur or may occur more slowly than estimated. In fact, due to the current economic slowdown, our advertising revenue has declined.

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

          In addition, the nature of some of the selling stockholders named in the Form S-3 could be perceived negatively by other investors or potential investors and could cause our stock price to decline.  Chris Anderson, our chairman and a beneficial owner of more than 30% of our outstanding common stock and Mark Jung, our chief executive officer offer a substantial majority of all the shares covered by the Form S-3.  Other investors or potential investors could interpret this participation to indicate, for example, that these selling stockholders lack confidence in IGN.  This and any other negative interpretations arising from the participation of these selling stockholders in the Form S-3, could cause our stock price to decline.

Our officers and directors and their affiliates exercise significant control over us, which could disadvantage other stockholders.

          Our executive officers and directors and their affiliates together owned approximately 49% of our outstanding common stock as of December 31, 2002. Christopher Anderson, the chairman of our board of directors, owned approximately 38% of our outstanding common stock alone.  As a result, these stockholders exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of control could disadvantage other stockholders with interests different from those of our officers, directors and their affiliates. For example, stockholders who are officers and directors could delay or prevent someone from acquiring or merging with us even if the transaction would benefit other stockholders.

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

          We cannot assure you that we will be able to meet or maintain all of the requirements for continued listing on the NASDAQ SmallCap Market in the future.  Additional requirements that we must meet to remain listed on the NASDAQ SmallCap Market include (i) maintaining a minimum bid price of $1.00 per share, and (ii) having either (a) stockholders’ equity of $2,500,000, (b) a market capitalization of $35,000,000, or (c) net income from continuing operations (in the latest fiscal year or in two of the last three fiscal years) of $500,000.  Currently, we satisfy these selected quantitative requirements (i) and (ii).  Given our market capitalization is currently less than $35,000,000 and our net income from operations (in the latest fiscal year or in two of the last three fiscal years) was less than $500,000, it is reasonably possible that our stockholders’ equity, which was $4,731,000 as of December 31, 2002, could decline below $2,500,000 in future periods and that such decline could jeopardize our continued listing on the NASDAQ SmallCap Market.  If we do not meet NASDAQ listing requirements, we expect that our common stock would be traded on the NASD Over-The-Counter Bulletin Board.  If our common stock were to be delisted from the NASDAQ SmallCap Market, the liquidity of your investment would be diminished and the volatility of the trading price of our common stock would increase. Further, our stock could then potentially be subject to what are known as the “penny stock” rules, which place additional requirements on broker-dealers who sell or make a market in such securities. Consequently, if we were removed from the NASDAQ SmallCap Market, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline. As a result, your ability to resell your shares of our common stock could be harmed.

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

          We had no foreign currency hedging or other derivative financial instruments as of December 31, 2002.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IGN ENTERTAINMENT, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
IGN Entertainment, Inc.

          We have audited the accompanying consolidated balance sheets of IGN Entertainment, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IGN Entertainment, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

          As discussed in Note 2 to the financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 1, the Company has sustained losses and negative cash flows from operations since its inception.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

Palo Alto, California

February 3, 2003

IGN ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2002	December 31, 2001

Assets
Current assets:
Cash and cash equivalents	$3,407	$8,285
Accounts receivable, net of allowance of $335 and $550 at December 31, 2002 and 2001, respectively	2,929	1,544
Prepaid expenses and other current assets	531	626

Total current assets	6,867	10,455
Restricted cash	781	2,296
Goodwill, net	1,949	2,218
Fixed assets, net	917	6,118
Other assets	84	227

Total assets	$10,598	$21,314

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,067	$1,732
Accrued liabilities and other	1,779	2,180
Deferred revenue	1,071	1,410
Current accrued restructuring charges	236	65
Current equipment financing obligations	—	1,538

Total current liabilities	4,153	6,925
Accrued restructuring charges, less current portion	1,315	—
Deferred rent	399	562
Long-term equipment financing obligations	—	75
Commitments
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series: 5,000,000 shares authorized and no shares outstanding	—	—
Common stock, $0.001 par value: 100,000,000 shares authorized, 2,182,911 and 1,804,052 shares issued and outstanding at December 31, 2002 and 2001, respectively	2	2
Treasury stock, 270,501 and 269,311 shares at December 31, 2002 and 2001, respectively.	(1,176)	(1,172)
Additional paid-in capital	152,156	150,004
Notes receivable from stockholders	(70)	(165)
Accumulated deficit	(146,181)	(134,917)

Total stockholders’ equity	4,731	13,752

Total liabilities and stockholders’ equity	$10,598	$21,314

See note to consolidated financial statements.

IGN ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,

	2002	2001	2000

Revenue	$11,350	$9,687	$21,242
Cost of revenue	1,348	2,961	11,852

Gross profit	10,002	6,726	9,390
Operating expenses:
Production and content	3,704	7,027	11,842
Engineering and development	3,330	6,407	9,454
Sales and marketing	5,741	10,122	38,378
General and administrative	2,136	4,245	5,971
Stock-based compensation(a)	182	2,003	6,139
Amortization of goodwill	—	3,692	4,001
Restructuring and asset impairment charges	7,356	4,171	—
Gain on sale of assets	(1,114)	—	—

Total operating expenses	21,335	37,667	75,785

Loss from operations	(11,333)	(30,941)	(66,395)
Interest income, net	69	589	1,591

Net loss	$(11,264)	$(30,352)	$(64,804)

Basic and diluted net loss per share	$(5.74)	$(16.21)	$(44.36)

Shares used in per share calculation	1,962	1,873	1,461

(a) Stock-based compensation relates to the following:
Cost of revenue	$—	$4	$25
Production and content	147	326	1,808
Engineering and development	20	148	486
Sales and marketing	15	323	1,415
General and administrative	—	1,202	2,405

Total	$182	$2,003	$6,139

See note to consolidated financial statements.

IGN ENTERTAINMENT, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands, except share data)

					Additional Paid in Capital/ Net Contribution From Imagine	Notes Receivable From Stockholders	Deferred Stock-Based Compensation	Prepaid Marketing and Distribution Rights	Accumulated Deficit	Total Stockholders' Equity

	Convertible Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount

Balance at December 31, 1999	3,011,045	$18	310,308	$0	$88,668	$(1,301)	$(10,868)	$(2,095)	$(39,761)	$34,661
Issuance of Series C preferred stock for cash	25,000	0	—	—	1,490	—	—	—	—	1,490
Issuance of common stock for Series A, B-1 and C preferred stock conversion	(3,036,045)	(18)	1,419,995	2	16	—	—	—	—	—
Issuance of common stock for initial public offering, net	—	—	347,222	0	62,109	—	—	—	—	62,109
Issuance of common stock for donation to charitable foundation	—	—	5,556	0	1,000	—	—	—	—	1,000
Issuance of common stock for exercise of warrants	—	—	1,665	0	—	—	—	—	—	—
Issuance of common stock to employees, net of repurchases	—	—	2,450	0	(426)	—	—	—	—	(426)
Forgiveness and repayment of notes receivable from stockholders	—	—	—	—	—	963	—	—	—	963
Deferred stock-based compensation	—	—	—	—	(1,986)	—	1,986	—	—	—
Amortization of deferred stock-based compensation and prepaid marketing & distribution rights	—	—	—	—	620	—	5,519	1,169	—	7,308

Net and comprehensive loss for the period									(64,804)	(64,804)

Balance at December 31, 2000	—	$—	2,087,196	$2	$151,491	$(338)	$(3,363)	$(926)	$(104,565)	$42,301
Issuance of common stock to employees, net of repurchases	—	—	(13,833)	0	(127)	—	—	—	—	(127)
Purchase of treasury stock	—	—	(269,311)	(1,172)	—	—	—	—	—	(1,172)
Forgiveness of notes receivable from stockholders	—	—	—	—	—	173	—	—	—	173
Deferred stock-based compensation	—	—	—	—	(1,268)	—	1,268	—	—	—
Amortization of deferred stock-based compensation and prepaid marketing & distribution rights	—	—	—	—	(92)	—	2,095	926	—	2,929
Net and comprehensive loss for the period									(30,352)	(30,352)

Balance at December 31, 2001	—	$—	1,804,052	$(1,170)	$150,004	$(165)	$—	$—	$(134,917)	$13,752
Issuance of common stock to employees, net of repurchases	—	—	94,334	0	202	—	—	—	—	202
Issuance of common stock in June 2002 private placement transaction, net			285,715	0	1,768	—	—	—	—	1,768
Purchase of treasury stock	—	—	(1,190)	(4)	—	—	—	—	—	(4)
Forgiveness of notes receivable from stockholders	—	—	—	—	—	95	—	—	—	95
Stock-based compensation	—	—	—	—	182	—	—	—	—	182
Net and comprehensive loss for the period									(11,264)	(11,264)

Balance at December 31, 2002	—	$—	2,182,911	$(1,174)	$152,156	$(70)	$—	$—	$(146,181)	$4,731

See notes to consolidated financial statements.

IGN ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,

	2002	2001	2000

Cash flows from operations
Net loss	$(11,264)	$(30,352)	$(64,804)
Reconciliation to net cash used in operations:
Depreciation and amortization	1,711	7,770	7,874
Stock-based compensation	182	2,003	6,139
Charitable contribution of common stock	—	—	1,000
Non-cash restructuring and asset impairment charges	3,569	1,751	—
Gain on sale of assets	(1,114)	—	—
Other non-cash expenses	93	331	641
Changes in assets and liabilities:
Accounts receivable	(1,406)	1,812	(1,199)
Prepaid expenses and other assets	238	1,349	525
Accounts payable and accrued liabilities	(1,066)	(4,456)	615
Deferred revenue	67	457	251
Accrued restructuring	1,486	65	—
Deferred rent	79	477	—

Net cash used in operating activities	(7,425)	(18,793)	(48,958)

Cash flows from investment activities
Establishment of facility letters of credit	(69)	—	—
Reduction in facility letters of credit	1,584	2,815	2,889
Acquisition of goodwill and intangible assets	—	—	(6,090)
Purchases of fixed assets	(656)	(593)	(10,331)
Proceeds from sale of assets	1,000	—	—
Net refund on tenant improvements	335	1,143	—

Net cash provided by (used in) investment activities	2,194	3,365	(13,532)

Cash flows from financing activities
Proceeds from issuance of common stock related to initial public offering, net	—	—	62,114
Proceeds from issuance of common stock, net of issuance costs	1,768	—	—
Proceeds from other issuances of common and preferred stock, net of (repurchases)	202	(74)	1,750
Proceeds from equipment financing obligations	—	—	1,526
Proceeds from borrowings under term loan	—	—	12,000
Repayment of borrowings under term loan	—	—	(12,400)
Repayment of equipment financing obligations	(1,613)	(1,520)	(1,510)
Purchase of stock for treasury	(4)	(1,172)	—

Net cash provided by (used in) financing activities	353	(2,766)	63,480

Net increase (decrease) in cash and cash equivalents	(4,878)	(18,194)	990
Cash and cash equivalents at beginning of year	8,285	26,479	25,489

Cash and cash equivalents at end of year	$3,407	$8,285	$26,479

Supplemental schedule of non-cash investing and financing activities
Repurchase of common stock in connection with reduction of shareholder notes receivable	—	—	$724

Deferred stock compensation	—	$1,268	$1,986

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Company and Liquidity

          IGN Entertainment, Inc. (“IGN” or the “Company”) was incorporated as Affiliation, Inc. in the state of Delaware on January 6, 1999, and commenced operations as a separate legal entity at that time. From its inception in January 1997 through January 5, 1999, IGN operated as a division of Imagine Media, Inc. (“Imagine Media”). IGN is an Internet media company that operates a network of destination web sites providing content, community and commerce primarily to teens and young adults who consider the Internet to be an integral part of their daily lives. IGN serves the members of this community by providing them with opinionated, current content, relevant services such as e-mail and instant messaging and a forum for interacting with one another.  IGN provides its advertisers with targeted access to these users and supplies its content partners with an integrated package of marketing services and audience-development opportunities.

          IGN has sustained net losses and negative cash flows from operations since inception. IGN’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and/or raise additional financing.  Although management believes that existing funds as of December 31, 2002 will be sufficient to enable IGN to meet planned expenditures at least through December 31, 2003, this belief is subject to many of the risks and uncertainties discussed throughout this report.  If financial results fall short of projections, additional debt or equity financing may be required and the Company may need to further reduce costs and expenses.  If required, additional funding may not be available on favorable terms, on a timely basis or at all.   The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2. Summary of Significant Accounting Policies

Basis of Presentation

          All share and per share numbers in the accompanying consolidated financial statements and financial notes thereto have been adjusted to retroactively reflect our one-for-three and one-for-six reverse stock splits, which were effective March 6, 2001 and September 24, 2001, respectively.

Reclassifications

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

Fair Value of Financial Instruments

          At December 31, 2002 and 2001, the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated fair values since they were short-term in nature. Debt approximated fair value as it was short-term in nature or had stated interest rates based on current market rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-continued

Certain Risks and Concentrations

          IGN’s business model and focus have significantly evolved since inception and the Company’s prospects are subject to the risks, expenses, and difficulties frequently encountered by companies with evolving business models. These risks include the rejection of IGN’s services by Internet consumers, vendors, and/or advertisers, the inability of IGN to maintain and increase the level of traffic as well as other risks and uncertainties. In the event that IGN does not successfully implement its business plan or adequately change its plan to adapt to a changing market and environment, certain assets may not be recoverable.

          IGN’s revenue is principally derived from the sale of online advertising, the market for which is highly competitive and rapidly changing. Significant changes in the industry or changes in customer buying behavior could adversely affect operating results.

          IGN maintains cash and cash equivalents with domestic financial institutions.  IGN performs periodic evaluations of the relative standing of these institutions.  From time to time, IGN’s cash balances with these financial institutions may exceed Federal Deposit Insurance Corporation insurance limits.

          IGN’s customers are concentrated mainly in the United States.  IGN performs ongoing credit evaluations, generally does not require collateral and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of each customer, historical trends and other information; to date, such amounts have been within management’s expectations.

          For the years ended December 31, 2002, 2001 and 2000 no one customer accounted for over 10% of total revenue.  One customer accounted for 11% of gross accounts receivable at December 31, 2002; no other customer accounted for over 10% December 31, 2002 gross accounts receivables.  No customer accounted for over 10% of gross accounts receivable at December 31, 2001.  Accounts receivable is stated on the accompanying balance sheets net of allowance for doubtful accounts.  A summary of change in the allowance is as follows:

	December 31,

	2002	2001	2000

	(in thousands)
Allowance for doubtful accounts
Balance at beginning of period	$550	$768	$528
Charges (reductions) to costs and expenses	(35)	45	357
Write-off of uncollectible accounts	(180)	(263)	(117)

Balance at end of period	$335	$550	$768

Revenue Recognition

           IGN recognizes revenues once the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery of the Company’s obligation to the customer has occurred;

•	the price to be charged to the buyer is fixed or determinable; and

•	collectibility of the fees to be charged is reasonably assured.

          IGN derives revenue principally from short-term contracts for various size and types of time-based fixed placement or impression-based advertisements. This revenue is recognized at the lesser of the straight-line basis over the term of the contract or the ratio of impressions delivered over total committed impressions, if applicable, provided that there are no significant remaining obligations and collection of the resulting receivable is reasonably assured.  For impression-based advertisements, to the extent that minimum committed impression levels or other obligations are not met, IGN defers recognition of the corresponding revenue until such levels have been achieved.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-continued

          Revenue also includes fees from sponsorship, fixed slotting fees, variable lead generation, commerce partnerships and other marketing programs under contracts in which the Company commits to provide business customers with promotional opportunities or web-based services in addition to time-based fixed placement or impression-based advertising. IGN generally receives a fixed fee and/or incremental payments for lead generation, customer delivery or traffic driven to the commerce partner’s site. Revenue that includes delivery of various types of impressions and services is recognized based on the lesser of the straight-line basis over the term of the contract or upon delivery when no minimum guaranteed deliverable exists.

          For all sales, IGN uses either a binding insertion order or signed agreement as evidence of an arrangement.

          IGN also recognizes revenue from subscription fees that are charged to users for access to premium content and services on the Company’s web sites.  Subscription fees are recorded, net of any discounts, ratably over the subscription period (generally one month to one year) and deferred revenue is recorded for amounts received before services are provided. Transaction costs are recognized in the period the transaction occurs.

          IGN assesses the probability of collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. IGN generally does not request collateral from customers. If the Company determines that collection of an amount is not reasonably assured based on the current evaluation of these factors, the amount is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash.

          The Company’s arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

          IGN has not recognized any revenue related to the nonmonetary exchange of advertising for advertising as such exchanges were not objectively determinable based on the criteria set forth in Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions.”

Advertising Expenses

          IGN expenses the cost of advertising as incurred. Advertising expenses were approximately $1,000, $175,000 and $12,300,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Cash Equivalents and Short-term Investments

          IGN considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-continued

Goodwill

          On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 supersedes Accounting Principles Board Opinion (“APB”) No. 17, “Intangible Assets”.  Among the most significant changes made by SFAS No. 142 are: (i) goodwill and intangible assets with indefinite lives will no longer be amortized; and (ii) goodwill and intangible assets deemed to have an indefinite life will be tested for impairment at least annually.

          The Company operates as an enterprise-wide reporting unit and has utilized expected future discounted cash flows to determine the fair value of the Company and whether any impairment of goodwill existed as of the date of adoption.

          The Company has elected the fourth quarter of each year to perform its annual goodwill impairment test. The annual impairment review for the year ended December 31, 2002 did not result in any impairment charges.  IGN will continue to evaluate goodwill for impairment on an annual basis each fourth quarter and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable (also see Note 6).

          A summary of the change in goodwill is as follows:

	December 31,
	2002	2001	2000
	(in thousands)
Goodwill
Balance at beginning of period	$2,218	$6,655	$3,355
Additions	—	—	6,132
Amortization	—	(2,765)	(2,832)
Sale of asset	(269)	—	—
Impairment	—	(1,672)	—

Balance at the end of period	$1,949	$2,218	$6,655

Fair Value of Financial Instruments

          The carrying amounts of IGN’s financial instruments, including cash and cash equivalents,  accounts receivable, accounts payable, accrued expenses and deferred revenue, approximate their fair value at December 31, 2002 and 2001 because of their short maturities.

Net Loss Per Share

          Basic net loss per share and diluted net loss per share is presented in conformity with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”).

          In accordance with Statement of SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of shares of common stock that are subject to repurchase.  Diluted net loss per share includes the impact of options and warrants to purchase common stock, if dilutive.  There is no difference between the Company’s basic and diluted net loss per share as losses were incurred in each of the periods presented. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-continued

	Year Ended December 31,

	2002	2001	2000

Net loss	$(11,264)	$(30,352)	$(64,804)

Basic and diluted:
Weighted average shares of common stock outstanding	2,002	1,948	1,679
Less: weighted average shares subject to repurchase	(40)	(75)	(218)

Weighted average shares used in computing basic and diluted net loss per share	1,962	1,873	1,461

Basic and diluted net loss per share	$(5.74)	$(16.21)	$(44.36)

          Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 289,591, 131,303 and 288,702 shares for 2002, 2001 and 2000, respectively related to outstanding options and warrants not included above (as determined using the treasury stock method at the estimated average market value).

Employee Stock Based Compensation

          The Company accounts for employee stock based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.  For the years ended December 31, 2001 and 2000 charges for stock compensation included the amortization of deferred compensation charges, which were based on the aggregate differences between the respective exercise price of stock options and their deemed fair market value as of their grant dates.  Deferred stock compensation was amortized over the graded vesting period of the underlying options.  In 2002, charges for stock compensation of $182,000 were a result of the Company altering the terms of certain employee’s option grants.

          SFAS No. 123 “Accounting for Stock-Based Compensation”, established a fair value based method of accounting for employee stock options or similar equity instruments, and encourages adoption of such method for stock compensation plans. However, it also allows companies to continue to account for those plans using the accounting treatment prescribed by APB No. 25. The Company has elected to continue

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-continued

accounting for employee stock option plans according to APB No. 25, and accordingly discloses pro forma data assuming the Company had accounted for employee stock option grants using the fair value based method as defined in SFAS No. 123.

          Pro forma information presented below regarding net loss required under SFAS No. 123 has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The pro forma net loss per share below reflects both (i) the charge for stock included in the historical net loss and (ii) the expense allocation based on the SFAS No. 123 fair value approach. The fair value for the stock options was estimated at the date of each option grant using Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000: risk-free interest rate ranges from 2% to 5.65%; dividend yields of zero; weighted-average expected lives of the options ranging from 1.0 to 5.0 years; and volatility factors ranging from 100% to 112%.

          The Company pro forma information is as follows:

	Year ended December 31,

	2002	2001	2000

	In thousands (except per share data)
Net loss, as reported	$(11,264)	$(30,352)	$(64,804)
Deduct: stock based employee compensation expense, included in reported net loss	182	2,003	6,139
Add: stock based employee compensation expense determined under fair value method for all awards	(2,615)	(2,848)	(2,496)

Pro forma net loss	$(13,697)	$(31,197)	$(61,161)

Basic and diluted loss per share:
As reported	$(5.74)	$(16.21)	$(44.36)

Pro forma	$(6.98)	$(16.66)	$(41.86)

          During 2002, 2001, and 2000 the weighted-average grant-date fair value of options granted during the year calculated pursuant to SFAS No. 123 were $3.96, $2.90 and $82.74, respectively. During 2002, 2001 and 2000 the weighted-average grant-date fair value of employee stock purchase plan shares issued calculated pursuant to SFAS No. 123 were $1.73, $0.79 and $6.26, respectively.

Comprehensive Income

          IGN has adopted SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting comprehensive income and its components in the financial statements. To date, IGN’s comprehensive loss has equaled its net loss.

Segment Information

          IGN has organized its operations into a single operating segment, the sale of advertising, marketing programs and content based on material produced for distribution on the Internet. IGN derives the significant majority of its revenue from operations in the United States.

Recent Accounting Pronouncements

          In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS No. 144 was effective for fiscal years beginning after December 15, 2001, with earlier application encouraged.  The Company has adopted SFAS No. 144 as of January 1, 2002 and did not record any asset impairment charges in 2002; however, future impairment reviews may result in periodic write-downs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-continued

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

          In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor's Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others.” FIN No. 45 clarifies the guarantor’s requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees and requires the guarantor to recognize at the inception of a guarantee in a liability for the fair value of the guarantee obligation. FIN No. 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The provisions for the initial recognition and measurement of guarantees are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. IGN has adopted the disclosure requirements for the financial statements included in this form 10-K. The accounting profession and regulatory agencies continue to discuss various provisions of this pronouncement with the objective of providing additional guidance on its application. These discussions and the issuance of any new interpretations, once finalized, could lead to an unanticipated impact on the Company’s future financial results. Therefore, although IGN does not believe these provisions will have a material effect on the Company’s operating results or financial position, the Company will continue to evaluate the impact of FIN 45.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 has not had a material impact on the Company’s financial position or results of operations.

3. Cash and Cash Equivalents and Restricted Cash

 Cash, cash equivalents, and restricted cash consist of the following:

	December 31,

	2002	2001

	(in thousands)
Cash and cash equivalents:
Cash	$1,245	$764
Money market funds	1,537	7,396
Certificate of deposit	125	125
Municipal bonds	500	—

Total cash and cash equivalents	$3,407	$8,285

Restricted cash
Certificate of deposit	781	2,296

Total restricted cash	781	2,296
Cash and cash equivalents and restricted cash	$4,188	$10,581

          Through December 31, 2002, the difference between the fair value and the amortized cost of available-for-sale securities was not significant; therefore, no unrealized gains or losses have been recorded in stockholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-continued

4. Balance Sheet Detail

	December 31,

	2002	2001

	(in thousands)
Goodwill and Intangible Assets
Ameritrack, Inc.	$—	$1,207
Games Sages	4,817	4,817
Vault	550	550

	5,367	6,574
Less accumulated amortization	(3,418)	(4,356)

Goodwill and intangible assets, net	$1,949	$2,218

	December 31,

	2002	2001

	(in thousands)
Fixed Assets
Computers and equipment	$6,071	$6,497
Software	2,183	1,893
Furniture and fixtures	473	2,535
Leasehold improvements	883	4,489

	$9,610	$15,414
Less accumulated depreciation and amortizaton	(8,693)	(9,296)

Fixed assets, net	$917	$6,118

	December 31,

	2002	2001

	(in thousands)
Accrued Liabilities and Other
Accrued compensation	$769	$689
Other accrued liabilities	1,010	1,491

Total accrued liabilities and other	$1,779	$2,180

5. Restructuring and Asset Impairment Charges

          The components of restructuring and other impairment charges are as follows (in thousands):

	Facilities	Severance	Other Impairment	Total

Restructuring and asset impairment charges for 2001	$1,771	$728	$1,672	$4,171
Cash payments	(1,692)	(663)	—	(2,355)
Non-cash charges	(79)	—	(1,672)	(1,751)

Balance at December 31, 2001	—	65	—	65
Restructuring and asset impairment charges for 2002	7,283	73	—	7,356
Cash payments, net of sublease income	(2,163)	(138)	—	(2,301)
Non-cash charges	(3,569)	—	—	(3,569)

Balance at December 31, 2002	$1,551	$—	$—	$1,551

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-continued

          During 2001, the Board of Directors approved and the Company implemented a restructuring program driven by the decline in revenue from 2000 levels and correspondingly, the Company’s need to improve its cost structure by consolidating excess facilities, decreasing headcount and exiting its non-IGN.com networks.

Facilities.  Facility-related charges of $7,283,000 in 2002 were attributable to the abandonment and buyout of the Company’s excess Brisbane headquarters facility lease and the abandonment and subletting of the Company’s New York and Connecticut sales facilities.  In the first quarter of 2002, IGN amended its lease for its Brisbane headquarters to reduce its leased square footage and reduced the term of its lease commitment.  In connection with this amendment, the Company recorded a facility-related restructuring charge of $4,959,000 which consisted of a lease buyout charge and the write-off of certain leasehold improvements.  In the third quarter of 2002, IGN recorded facility-related restructuring charges of $2,324,000 representing the abandonment of its excess New York and Connecticut facilities.   This facility-related charge consisted of the write-off of certain leasehold improvements with the majority being attributable to the remaining rent obligations offset by estimated sublease income. The estimated costs of abandoning these leased facilities, including estimated sublease income, were based primarily on market information.  As of December 31, 2002, the Company had an accrued restructuring liability of $1,551,000 which represents the discounted difference between approximately $5,400,000 in remaining rental obligations offset by approximately $3,700,000 in estimated sublease income.  Actual future cash requirements could differ materially from the accrual at December 31, 2002, particularly if actual sublease income is significantly different from the current estimate. The remaining facility-related liability is expected to be paid-off by 2010.

          In 2001, IGN recorded facility-related restructuring charges of $1,771,000 which mainly consisted of rent obligations for abandoned facility capacity in Brisbane.

Severance.  IGN implemented reductions in workforce in 2002 and 2001where under the Company recorded severance-related restructuring charges of $73,000 and $728,000 in 2002 and 2001, respectively.  These reductions in workforce were in response to market conditions and affected approximately 130 employees across all functional areas of IGN.   As of December 31, 2002, all severance-related restructuring charges had been paid.

Other Impairment.   In 2001, IGN ceased operating certain of its websites.  IGN had acquired the content of these websites through its acquisition of two companies.  At the time IGN ceased operations of these websites, the Company had assets of $1,672,000 representing unamortized goodwill that had been recorded as part of the purchase of these two companies.  Because IGN did not expect future cash flows from these websites, the entire unamortized goodwill of $1,672,000 was expensed.

6. Goodwill

          As described in Note 2, IGN adopted SFAS No. 142 effective January 1, 2002. SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 provides a six-month transitional period from the effective date of adoption to perform an assessment of whether there is an indication of goodwill impairment at the reporting unit level. To perform the impairment test, it is necessary to identify the Company’s reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities to the reporting units as of the date of adoption. A reporting unit is the same as, or one level below, an operating segment as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” IGN has only one reporting unit as it operates solely as an Internet media content provider.  Additionally, all of the operating components of IGN’s operating segments qualify for aggregation under SFAS No. 142, due to their identical customer base and similarities in economic characteristics and nature of products and services. The Company completed the first step of the transitional goodwill impairment test in the first quarter of 2002 and completed the annual goodwill impairment test in the fourth quarter of fiscal 2002. The first step of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-continued

test identifies when impairment may have occurred, while the second step of the  test measures the amount of the impairment, if any. The result of our impairment test did not indicate impairment.

          The following disclosures are required to be presented at the time SFAS No. 142 is adopted and for all periods presented until all periods are accounted for in accordance with SFAS No. 142. These disclosures include presenting income for periods presented before the adoption of SFAS No. 142 adjusted to exclude the effects of adopting the new standard.

	December 31,

	2002	2001	2000

	(in thousands)
Net loss	$(11,264)	$(30,352)	$(64,804)
Add back goodwill amortization	—	3,692	4,001

Adjusted net loss	$(11,264)	$(26,660)	$(60,803)

Basic and diluted net loss per share	$(5.74)	$(16.21)	$(44.36)
Add back goodwill amortization per share	—	1.98	2.74

Adjusted basic and diluted net loss per share	$(5.74)	$(14.23)	$(41.62)

7. Stockholders’ Equity

Convertible Preferred Stock

          All shares of previously outstanding preferred stock were converted into 1,419,995 shares of common stock upon the closing of our initial public offering in March 2000. In March 2000, IGN decreased its authorized preferred stock from 20,000,000 to 5,000,000 shares.  No preferred stock was outstanding as of December 31, 2002 or December 31, 2001.

          Holders of IGN’s preferred stock were entitled to one vote for each share of common stock into which the preferred stock was convertible.

Warrants

          In April 1999 and October 1999 IGN issued warrants to purchase 21,063 and 14,064 shares, respectively, of Series B-1 preferred stock (2,927 shares of common stock as converted) in connection with lease financing. In accordance with SFAS No. 123, IGN valued the warrants using the Black-Scholes option pricing model at $14.88 and $36.18 per preferred series B-1 share, respectively. The following assumptions were used in the pricing model: preferred stock price of $25.32 and $60.00, exercise price of $18.99 and $42.66, option term of five years, risk-free rate of interest of 6%, 50% volatility, and a dividend yield of 0%. On March 24, 2000, the lessor exercised the warrants associated with these credit facilities and executed a non-cash conversion into 1,665 shares of our common stock.  The value of the warrants (approximately $206,000) was recognized as additional interest expense during 2000 and 1999.

          In November 1999, IGN issued a series of warrants to purchase 180,000 shares of Series B-1 preferred stock (15,000 shares of common stock as converted), in connection with entering into a term loan agreement. In accordance with SFAS No. 123, IGN valued the warrants using the Black-Scholes option pricing model at $14.40 and $18.06 per preferred share. The following assumptions were used in the option

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-continued

pricing model: preferred stock price of $48.00, exercise price of $50.64, term of 2 to 3 years, risk free rate of interest of 6%, 50% volatility and a dividend yield of 0%. The value of the warrants (approximately $742,000) was expensed during 2000 and 1999 as additional interest expense.  Warrants to purchase 15,000 shares of common stock expired unexercised in 2000.

          In connection with the private placement offering in June 2002, wherein IGN issued and sold to institutional investors 285,715 shares of common stock at a price of $7.00 per share, IGN also issued warrants to purchase up to 85,715 shares of common stock with an exercise price of $9.00 per share and a term of five years.  Additionally, in lieu of issuance costs, the Company issued a warrant to purchase up to 6,500 shares of common stock, with an exercise price of $10.00 per share and a term of five years, to a placement agent for its services in the private placement.  In accordance with SFAS No. 123, IGN valued the 6,500 warrants using the Black-Scholes option pricing model at $4.01 per common share. The following assumptions were used in the option pricing model: common stock price of $7.00, exercise price of $10.00, option term of 3 years, risk free rate of interest of 5%, 100% volatility and a dividend yield of 0%. The value of the warrants (approximately $26,000) was booked as a reduction against the private placement proceeds.

Notes Receivable from Stockholders

          In October 1999, IGN loaned $333,000 to its CFO, Jim Tolonen, secured by a full recourse promissory note and stock pledge agreement in connection with his purchase of 100,000 shares of Series B-1 preferred stock at $6.33 per share.  The note accrues interest at 5.86%, payable annually, and was due and payable on October 20, 2003. Under the terms of the promissory note, principal of $6,938 per month and interest were to be forgiven monthly pending Mr. Tolonen’s continued employment with IGN.  Mr. Tolonen resigned from IGN on December 31, 2002; a balance of $70,000 remained on the note.  This amount was repaid in full in March of 2003.

          In November 1999, IGN loaned an aggregate of $600,000 to its CFO, Jim Tolonen, secured by a full recourse promissory note and a stock pledge agreement in connection with the exercise of options for 19,445 shares of common stock at $36.00 per share. The note accrues interest 6.08%, payable annually, and was due and payable on November 20, 2003. In January 2001, the promissory note was effectively offset by a repurchase of 16,667 shares common stock; however, the repurchase has been reflected in the financial statements as if it had occurred on the date approved by the board of directors in December 2000.

Common Stock- Initial Public Offering

          In March 2000, IGN completed its initial public offering of 347,222 shares of common stock at an offering price of $198.00 per share, as adjusted for the Company’s one-for-three and one-for-six reverse stock splits, which were effective March 6, 2001 and September 24, 2001.  IGN realized proceeds, net of underwriting discounts, commission and issuance costs, of approximately $62,114,000.

Common Stock- Private Placement Offering

          In June 2002, IGN issued and sold to institutional investors 285,715 shares of common stock at a price of $7.00 per share and warrants to purchase up to 85,715 shares of common stock with an exercise price of $9.00 per share and a term of five years.  In connection with this sale, the Company raised gross proceeds of approximately $2,000,000 and incurred approximately $232,000 of cash based issuance costs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-continued

and issued a warrant to purchase up to 6,500 shares of common stock, with an exercise price of $10.00 per share and a term of five years, to a placement agent for its services in the private placement.

1999 and 2000 Equity Incentive Plans

     In February 1999, the board of directors approved the 1999 Equity Incentive Plan (the “1999 Plan”). The 1999 Plan provides for option grants at an option price no less than 85% of the fair market value of the stock subject to the option on the date the option is granted. The options must vest at a rate of at least 20% per year over five years from the date the option was granted. However, in the case of options granted to officers, directors, or consultants, the options may vest at any time established by IGN. All options under the 1999 Plan expire ten years after their grant. The 1999 Plan also provides for restricted stock awards. The purchase price of restricted stock under these awards may not be less than 85% of the fair market value of the stock on the date the award is made or at the time the purchase is consummated.

     In February 2000, the board of directors adopted the 2000 Equity Incentive Plan (the “2000 Plan”).  The 2000 Plan was substantially similar to the 1999 Plan.  In addition, each January 1, beginning in 2001, the aggregate number of shares reserved for issuance under this plan will increase automatically by a number of shares equal to 5% of the outstanding shares of capital stock on December 31 of the preceding year.  In March 2000, the 2000 Plan became effective. No further grants were made from the 1999 Plan subsequent to the effective date of the 2000 Plan; all authorized shares not issued were transferred to the 2000 Plan.

     In January 2003 and 2002, 109,146 and 90,203 shares, respectively, were added to the 2000 Plan under its annual evergreen provision.

     Aggregate activity under the 1999 and 2000 Plans is summarized as follows:

		Options Outstanding

	Shares available for grant	Number of shares	Price per share			Weighted average exercise price

Balance at December 31, 1999	133,018	119,912	$0.84	-	$144.00	$36.42
Authorized March 2000	277,778
Restricted stock granted	(23,181)
Restricted stock repurchased	35,347
Options granted	(256,522)	256,694	$6.78	-	$198.00	$96.84
Options canceled	117,910	(117,956)	$0.84	-	$198.00	$91.98
Options exercised	—	(8,591)	$0.84	-	$36.00	$6.06

Balance at December 31, 2000	284,350	250,059	$0.84	-	$198.00	$73.26
Authorized January 2001	104,360
Restricted stock repurchased	15,141
Options granted	(536,599)	536,599	$0.99	-	$12.38	$3.90
Options canceled	230,761	(230,761)	$0.84	-	$198.00	$52.62
Options exercised	—	(5,738)	$0.84	-	$12.00	$1.53

Balance at December 31, 2001	98,013	550,159	$0.84	-	$198.00	$21.99
Authorized January 2002	90,203
Restricted stock repurchased	10,759
Options granted	(195,084)	195,084	$4.56	-	$12.12	$5.30
Options canceled	156,613	(156,613)	$0.84	-	$198.00	$23.96
Options exercised	—	(45,139)	$0.84	-	$9.00	$2.21

Balance at December 31, 2002	160,504	543,491	$0.84	-	$198.00	$11.46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-continued

     The following table summarizes information regarding options outstanding and exercisable at December 31, 2002 under the 1999 and 2000 Plans:

Range of exercise prices			Number outstanding	Number exercisable	Weighted average exercise price	Weighted average remaining contractual life (years)

$ 0.84	—	$ 4.96	280,427	129,564	$2.07	9.04
$ 5.50	—	$ 12.38	213,134	110,553	$7.49	8.77
$ 24.00	—	$ 46.13	18,003	17,122	$38.34	7.40
$ 54.00	—	$ 198.00	31,927	20,925	$105.33	7.30

			543,491	278,164	$11.46	8.78

     At December 31, 2002, 2001 and 2000, 278,164, 179,482 and 25,640 shares were exercisable, respectively, under the 1999 and 2000 plans.

2000 Employee Stock Purchase Plan

     In February 2000, the board of directors adopted the 2000 Employee Stock Purchase Plan (“ESPP”) and reserved 27,778 shares of common stock under this plan. The ESPP became effective on the first business day on which price quotations for IGN common stock were available on the NASDAQ National Market, March 21, 2000. On each January 1, beginning in 2001, the aggregate number of shares reserved for issuance under the ESPP will increase automatically by a number of shares equal to 1% of the outstanding shares on December 31 of the preceding year. In January 2003 and 2002, 21,829 and 18,041 shares, respectively, were added to the ESPP under its annual evergreen provision.

     On October 23, 2002, IGN registered an additional 100,000 shares to be reserved for issuance under the ESPP.   The aggregate number of shares reserved for issuance under the ESPP may not exceed 277,778 shares; 83,558 shares remained available for issuance as of December 31, 2002.

Other Employee Stock Issuances

     Outside of IGN’s 1999 and 2000 Plans, IGN issued shares of common stock and option grants to founders and employees. Certain of these shares were sold pursuant to restricted stock purchase or option agreements containing provisions that give IGN the right to repurchase a certain number of shares as established by the board of directors. As of December 31, 2002, 27,780 options granted outside of the 1999 and 2000 plans were outstanding.

Treasury Stock

     In December 2000, the Board of Directors authorized a stock repurchase program under which IGN is authorized to repurchase up to 277,778 shares of our common stock in the open market for cash.  Repurchases may be made from time to time at market prices and as market and business conditions warrant.  No time limit has been set for the completion of the program.  As of December 31, 2002 and 2001, IGN had repurchased 270,501 and 269,311 shares, respectively, at an average per share purchase price of $4.35.

8. Provision for Income Taxes

     As of December 31, 2002, IGN had federal net operating loss carryforwards of approximately $115,000,000. The net operating loss carryforwards will expire in 2019 through 2022. Utilization of the net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-continued

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of IGN’s deferred tax assets were as follows:

	December 31,

	2002	2001

	(in thousands)
Deferred tax assets
Net operating losses	$44,900	$41,200
Other	1,700	2,800

Total deferred tax assets	46,600	44,000
Valuation allowance	(46,600)	(44,000)

Net deferred tax assets	$—	$—

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.  Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.  The valuation allowance increased by $2,600,000 and $8,900,000 in 2002 and 2001, respectively.

9.  Gain on Sale of Assets

     On January 16, 2002 IGN completed the sale of its HighSchoolAlumni.com network to Reunion.com, a private company for approximately $1,000,000 in cash.  In the first quarter of 2002, the Company recorded a gain of $1,114,000 in association with the transaction, which represents cash received plus the deferred revenue balance as of January 15, 2002 related to the unrecognized portion of subscription money received from the HighSchoolAlumni.com subscription program less the net unamortized value of the Company’s 1999 acquisition of Ameritrack.

10. Commitments

Capital Lease Obligations

     At December 31, 2001, IGN owed a total of $1,613,000 in principal relative to its capital lease obligations.  In January 2002, IGN paid off the entire outstanding balance owed on these leases thus transferring ownership of the assets to IGN and ending any associated liability under the leases.

     The cost of assets under capital lease arrangements was $4,900,000 at December 31, 2001 and the related accumulated depreciation was $4,800,000.  No assets were held under capital lease as of December 31, 2002.

Operating Leases

     IGN is under a lease commitment through February 2004 for its headquarters facility in Brisbane, CA.  The Company also leases sales and support offices in Los Angeles and New York with commitment dates through July 2003 and October 2004, respectively.

     In addition to the facilities mentioned above, the Company is under lease commitments for excess facilities in Connecticut and New York through June 2005 and October 2010, respectively.  These excess facilities have been accounted for under IGN’s current restructuring program (also see Note 5). With respect to the Company’s excess New York facility, in July 2002 IGN entered into a sublease agreement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-continued

with a term through July 2004 and two twelve-month options to renew thereafter. As of December 31, 2002, in connection with our Brisbane and excess New York facility leases, IGN is committed under irrevocable standby letters of credit totaling $781,000 as security deposits for these facilities.  Irrevocable standby letters of credit are classified as restricted cash on the accompanying balance sheets at December 31, 2002 and 2001.

     In January 2003, the Company further amended its Brisbane lease to occupy more square footage in its present building but the lease termination date of February 2004 was not changed.

     The following table summarizes IGN’s future minimum lease payments under all non-cancelable operating leases that expire at various times through 2010 and future sublease income under non-cancelable sublease as of December 31, 2002 (inclusive of increased rental obligations from the Company’s January 2003 Brisbane lease amendment):

	Occupied Facilities	Excess Facilites	Total

Year Ended December 31,
2003	$597	$708	$1,305
2004	154	711	865
2005	58	683	741
2006		688	688
2007		688	688
Thereafter		1,949	1,949

	809	5,427	6,236
Less: future sublease income		(876)	(876)

Minimum lease payments	$809	$4,551	$5,360

          IGN recorded rent expense of approximately $1,214,000, $3,398,000 and $2,606,000 in 2002, 2001 and 2000, respectively.

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

     The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended December 31, 2002. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented.

	Quarters ended

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,

	(in thousands, except per share data)
Year ended December 31, 2002:
Revenue	$2,321	$2,563	$2,276	$4,190
Cost of revenue	402	372	280	294

Gross profit	1,919	2,191	1,996	3,896
Operating expenses:
Production and content	1,061	889	962	792
Engineering and development	1,303	725	694	608
Sales and marketing	1,363	1,294	1,301	1,783
General and administrative	555	625	450	506
Stock-based compensation	41	—	141	—
Amortization of goodwill	—	—	—	—
Restructuring and impairment	5,032	—	2,324	—
Gain on sale os assets	(1,114)	—	—	—

Total operating expenses	8,241	3,533	5,872	3,689
Earnings from operations	(6,322)	(1,342)	(3,876)	207
Interest and other income (expense), net	29	25	18	(3)

Net earnings	$(6,293)	$(1,317)	$(3,858)	$204

Net earnings per share- basic	$(3.58)	$(0.71)	$(1.82)	$0.09

Net earnings per share- diluted				$0.09

	Quarters ended

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,

	(in thousands, except per share data)
Year ended December 31, 2001:
Revenue	$2,512	$2,309	$2,100	$2,766
Cost of revenue	1,232	728	592	409

Gross profit	1,280	1,581	1,508	2,357
Operating expenses:
Production and content	2,471	1,755	1,509	1,292
Engineering and development	2,157	1,678	1,468	1,104
Sales and marketing	4,110	2,841	1,799	1,372
General and administrative	1,427	1,160	719	939
Stock-based compensation	1,303	488	106	106
Amortization of goodwill	1,123	1,120	849	600
Restructuring and impairment	1,958	2,033	—	180

Total operating expenses	14,549	11,075	6,450	5,593
Earnings from operations	(13,269)	(9,494)	(4,942)	(3,236)
Interest and other income (expense), net	321	141	85	42

Net earnings	$(12,948)	$(9,353)	$(4,857)	$(3,194)

Net earnings per share- basic	$(6.76)	$(4.96)	$(2.60)	$(1.80)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 will be set forth in our Proxy Statement for our May 2003 Annual Meeting of Stockholders, under the caption “Proposal No. 1 – Election of Directors” and “Compliance Under Section 16(a) of the Securities Exchange Act of 1934,” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

     The information required by this Item 11 will be set forth in our Proxy Statement for our May 2003 Annual Meeting of Stockholders, under the caption “Executive Compensation,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item 12 will be set forth in our Proxy Statement for our May 2003 Annual Meeting of Stockholders, under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 will be set forth in our Proxy Statement for our May 2003 Annual Meeting of Stockholders, under the caption “Certain Relationships and Related Transactions,” and is incorporated herein by reference.

ITEM 14.	CONTROLS AND PROCEDURES

     (a) Under the supervision and with the participation of our management, including our chief executive officer (who is both our principal executive officer and principal financial officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within the 90 day period prior to the filing date of this report. Based on this evaluation, our chief executive officer (who is both our principal executive officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of that date.

     (b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV.

ITEM 15.		EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

	1.	Consolidated Financial Statements and Report of Ernst & Young LLP, which are set forth in the index to Consolidated Financial Statements on page 34.

2.	Financial Statement Schedules:

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

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

3.01	Registrant’s Restated Certificate of Incorporation.	S-3	333-96637	7/17/02	3.01

3.02	Registrant’s Amended and Restated Bylaws	S-3	333-96637	7/17/02	3.02

4.01	Specimen Certificate for Registrant’s common stock.	S-8	333-100698	10/23/02	4.01

4.02	Form of Stock Purchase Warrant issued to certain selling stockholders identified in the Exhibit	S-3	333-96637	7/17/02	4.02

4.03	Warrant Certificate issued to Allen & Co. Incorporated	S-3	333-96637	7/17/02	4.03

4.04	Amended and Restated Investors’ Rights Agreement, dated December 20, 1999, among the Registrant and the parties listed therein	S-1	333-93487	12/23/99	4.02

10.01	Form of Indemnity Agreement between Registrant and each of its directors and executive officers	S-1	333-93487	3/17/00	10.01

10.02*	1999 Equity Incentive Plan and related agreements.	S-1	333-93487	3/17/00	10.02

10.03*	2000 Equity Incentive Plan and forms of stock option agreements and stock option exercise agreements.	S-1	333-93487	3/17/00	10.03

10.04*	2000 Employee Stock Purchase Plan and forms of related agreements.	S-8	333-100698	10/23/02	4.02

10.05*	Adoption Agreement for Pan American Life Insurance Standardized 401(k) Profit Sharing Plan and Trust dated April 1, 1999, and related agreements.	S-1	333-93487	3/17/00	10.05

10.06*	Offer Letter dated February 1, 1999 from Registrant to Mark A. Jung	S-1	333-93487	3/17/00	10.06

10.08*	Offer Letter dated March 15, 1999 from Registrant to Kenneth H. Keller.	S-1	333-93487	3/17/00	10.10

10.09*	Amendment to Offer Letter dated February 1, 1999 from Registrant to Mark A. Jung, dated May 1, 2001.	10-Q	000-29121	5/14/01	10.01

10.10	Secured Promissory Note between Registrant and James R. Tolonen and Ginger Tolonen Family Trust dated 9/26/96, dated as of October 20, 1999.	S-1	333-93487	3/17/00	10.14

10.11	Secured Promissory Note between Registrant and James R. Tolonen, dated as of November 30, 1999.	S-1	333-93487	3/17/00	10.15

10.12	Brisbane Technology Park Lease dated November 29, 1999, between Registrant and GAL-Brisbane, L.P.	S-1	333-93487	3/17/00	10.18

10.13	Lease dated March, 2000 between Registrant and 475 Park Avenue So. Co.	S-1	333-93487	3/17/00	10.34

10.14	First Amendment to Brisbane Technology Park Lease dated November 29, 1999, between Registrant and GAL-Brisbane, L.P. dated May 4, 2000.	10-K	000-29121	3/29/02	10.17

10.15	Second Amendment to Brisbane Technology Park Lease dated November 29, 1999, between Registrant and GAL-Brisbane, L.P. dated November 16, 2000.	10-K	000-29121	3/29/02	10.18

10.16	Fourth Amendment to Brisbane Technology Park Lease dated November 29, 1999, between Registrant and GAL-Brisbane, L.P. Dated March 13, 2002.	10-K	000-29121	3/29/02	10.19

10.17*	Non-Statutory Stock Option Agreement dated October 23, 2001 between Registrant and Mark Jung and related agreements.	10-K	000-29121	5/9/02	10.20

10.18*	Non-Statutory Stock Option Agreement dated October 23, 2001 between the Registrant and James Tolonen and related agreements	10-K	000-29121	5/9/02	10.21

10.19	Sublease Agreement, dated as of July 15, 2002, between Registrant and INT Media Group, Inc.	10-Q	000-29121	11/14/02	10.01

23.01	Consent of Ernst & Young LLP, independent auditors.					X

*    Management contract, compensatory plan or arrangement

(b)	Reports of Form 8-K

A Current Report on Form 8-K dated December 9, 2002 was filed by the Registrant on December 10, 2002 to report under Item 5: Other Events that the Registrant had issued a press release announcing the resignation of James R. Tolonen, as Chief Financial Officer and Chief Operating Officer, and under Item 7: Financial Statements and Exhibits the filing of a press release exhibit.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on this 21st day of March, 2003.

IGN ENTERTAINMENT, INC.

By	/s/ MARK A. JUNG

Mark A. Jung
Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Capacity

March 21, 2003	/s/ MARK A. JUNG	Chief Executive Officer and Director

Mark A. Jung

March 21, 2003	/s/ CHRIS ANDERSON	Chairman of the Board of Directors

Chris Anderson

March 21, 2003	/s/ GREGORY BALLARD	Director

Gregory Ballard

March 21, 2003	/s/ RICHARD BOYCE	Director

Richard Boyce

March 21, 2003		Director

Robert H. Reid

March 21, 2003	/s/ MICHAEL J. SHANNAHAN	Director

Michael Shannahan

March 21, 2003	/s/ JAMES R. TOLONEN	Director

James R. Tolonen

CERTIFICATION

I, Mark A. Jung, certify that:

1. I have reviewed this annual report on Form 10-K of IGN Entertainment, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 21, 2003	/s/ MARK A. JUNG

Mark A. Jung
Chief Executive Officer (principal executive officer and principal financial officer)

IGN ENTERTAINMENT, INC.

Annual Report on Form 10-K
Index to Exhibits

Exhibit Number	Description

23.01	Consent of Ernst & Young LLP, independent auditors.