Form 10-K/A
period 2002-12-31
IGN ENTERTAINMENT INC
filed 2003-04-30
CIK 1101547

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☑ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

COMMON STOCK, $0.001 PAR VALUE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) whether the registrant has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002, based upon the closing sale price of such shares on June 28, 2002 as reported on the NASDAQ SmallCap Market, was approximately $4,929,784.

As of April 15, 2003, there were 2,231,309 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

The purpose of this Form 10-K/A is to add the information required by Items 10, 11, 12 and 13 to the Registrant’s Form 10-K.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The following table presents information regarding our directors as of April 15, 2003:

Name	Age	Position	Director since
Mark A. Jung	41	Chief Executive Officer and Director	1999
Christopher Anderson (1)	46	Chairman/Host, TED Conferences LLC	1999
Greg Ballard (2)	50	Chief Executive Officer, SONICblue, Inc.	2003
Richard D. Boyce	40	Consultant	2002
Michael J. Shannahan (2)	54	Consultant	2003
Robert H. Reid (2)	37	Founder and Chairman, Listen.com, Inc.	1999
James R. Tolonen	53	Chief Financial Officer, Business Objects S.A.	1999

(1)	Compensation Committee member.

(2)	Audit Committee member.

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

Christopher Anderson has served as our Chairman of the Board and as a director since our incorporation in January 1999. He is Chairman/Host of TED Conferences LLC, an organization which sponsors conferences focusing on the convergence of technology, entertainment and design. He founded Imagine Media, Inc., the entity from which IGN was spun out, and served as its Chief Executive Officer and as one of its directors from October 1993 until its acquisition in June 1999 by Future Network, plc, a U.K. magazine and web site media company founded by Mr. Anderson. Mr. Anderson served as Chairman of the Board of Future Network until November 2001. Mr. Anderson holds a Bachelor of Arts degree in politics, philosophy and economics from Oxford University.

Greg Ballard has served as one of our directors since January 2003. Mr. Ballard is currently the Chief Executive Officer of SONICblue, Inc., a consumer electronics company, and has served in that position since April 2002. From January 2000 to July 2001, Mr. Ballard was the President and Chief Executive Officer of MyFamily.com, Inc., a website for family communications on the Internet. From December 1996 to November 1999, Mr. Ballard was the President and Chief Executive Officer of 3Dfx Interactive Inc., a developer of 3D mediaprocessors. Mr. Ballard serves as a director of SONICblue, THQ, Inc., a publisher and developer of interactive software, and Pinnacle Systems, Inc., a digital video broadcast and production solutions provider. Mr. Ballard holds a Bachelor of Arts degree from the University of Redlands and Juris Doctor from Harvard Law School.

Richard D. Boyce served as our President from October 2000 to July 2002, with responsibility for managing editorial content and sales and as a director of IGN since July 2002. Mr. Boyce is currently a consultant for IGN. Mr. Boyce served as President of our Networks from March 2000 until October 2000. Prior to joining IGN, in September 1994, he co-founded HotWired, Inc. (now known as Wired Digital), an Internet media company which as of June 1999, became a wholly-owned subsidiary of Lycos, Inc., an Internet media company. From September 1994 to February 2000, he served in a number of positions at Wired Digital/Lycos, including most recently as its Senior Vice President of Advertising Sales and Commerce. Mr. Boyce holds a Bachelor of Arts degree in communications from Washington State University.

Michael J. Shannahan has served as a director since January 2003. Mr. Shannahan serves a consultant to various businesses. Prior to his work as a consultant, from October 2001 to October 2002, Mr. Shannahan served as Chief Financial Officer of Sanctum, Ltd., an internet application security provider. From January 2001 to August 2001, Mr. Shannahan served as Chief Financial Officer of BroadBand Office, Inc., a communications services provider. From August 1999 to January 2001, Mr. Shannahan served as Chief Financial Officer of mySimon.com, a product comparison website. From April 1999 to August 1999, Mr. Shannahan served as Chief Financial Officer of TriStrata, Inc., a software security solution provider. From July 1997 to March 1999, Mr. Shannahan served as Chief Financial Officer of NetObjects, Inc., a web design software provider. Mr. Shannahan holds a Bachelor of Arts and a Bachelor of Science degree from Rockhurst College.

Robert H. Reid has served as a director since March 1999. He is the founder of Listen.com, Inc., an Internet music company, and has served as its Executive Chairman of the Board since May 2001. Mr. Reid also served as its President and Chief Executive Officer from December 1998 until May 2001. From January 1997 to December 1998, he was an associate of 21st Century Internet Venture Partners, a venture capital firm. Mr. Reid holds a Bachelor of Arts degree in international relations and a Master of Arts degree in international policy studies from Stanford University and a Master of Business Administration from Harvard University.

James R. Tolonen served as our Chief Financial Officer and Chief Operating Officer from October 1999 to December 2002 and as a director since December 1999. Mr. Tolonen is the Chief Financial Officer of Business Objects S.A., an enterprise business intelligence solutions. Prior to joining us, from November 1998 to October 1999, Mr. Tolonen served as an advisor and board member to several private companies. From August 1996 to October 1998, he served as a director of Cybermedia, Inc., a software product service and support company, and as its President and Chief Operating Officer from May 1998 to October 1998. From June 1989 to April 1998, he served as Senior Vice President and Chief Financial Officer of Novell, Inc., a computer network and software company. Mr. Tolonen serves on the Board of Directors and compensation committee of the Board of Directors of Closedloop Solutions, Inc., a financial management application provider. Mr. Tolonen holds a Bachelor of Science degree in mechanical engineering and a Master of Business Administration from the University of Michigan. Mr. Tolonen is also a certified public accountant.

There are no family relationships among any of our directors or officers.

The information concerning our officers required by this Item is incorporated by reference to the section of Part I of this Annual Report on Form 10-K entitled ‘Item 4A. Executive Officers.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements were met for the year ended December 31, 2002.

Item 11.    Executive Compensation

The following table sets forth compensation information during 2000, 2001 and 2002 for our Chief Executive Officer and our three other “most highly compensated” executive officers who were serving as executive officers at the end of 2002 (the “Named Executive Officers”).

We do not grant stock appreciation rights and have no long-term compensation benefits other than stock options.

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation		Long-Term Compensation Awards					All Other Compensation
		Salary (1)		Restricted Stock Awards			Securities Underlying Options
Mark A. Jung Chief Executive Officer	2002 2001 2000	$275,000 289,583 264,583		$	— — —		30,000 102,779 22,223		$	— — 73,889	(2)

James R. Tolonen Chief Financial Officer and Chief Operating Officer	2002 2001 2000	240,000 251,667 235,208	(3)		— — —		20,000 91,667 5,556			90,069 94,987 99,984	(2) (2) (2)

Richard D. Boyce President	2002 2001 2000	211,578 251,667 194,535	(4)		— — 825,004	(5)	3,000 63,890 36,113	(6)		42,443 50,298 32,500	(7) (7) (7)

Kenneth H. Keller Vice President, Engineering	2002 2001 2000	165,200 154,167 181,731			— — —		15,000 25,556 4,167			— — —

(1)	2002 salaries for Mr. Jung, Mr. Tolonen and Mr. Keller include $11,455, $10,000 and $8,333, respectively, of amounts accrued in 2002 and paid in 2003.

2001 salaries for Mr. Jung, Mr. Tolonen, Mr. Boyce and Mr. Keller include $11,458, $10,000, $10,000 and $5,208, respectively, of amounts accrued in 2001 and paid in 2002.

2000 salaries for Mr. Jung, Mr. Tolonen, Mr. Boyce and Mr. Keller include $12,500, $10,833, $10,833 and $7,292 respectively, of amounts accrued in 2000 and paid in 2001.

(2)	Represents forgiveness of principal and related interest owed under promissory note.

(3)	Mr. Tolonen terminated his employment in December 2002.

(4)	Mr. Boyce terminated his employment in July 2002.

(5)	Mr. Boyce was granted 22,223 shares of our common stock pursuant to a September 12, 2000 restricted stock award. We had the right to repurchase these shares upon termination of Mr. Boyce’s employment, with this right expiring as to 3,705 shares on September 12, 2000 and would have expired ratably as to the remaining 18,518 shares over the 42-month period following that date. Mr. Boyce’s employment with us ended in July 2002, at which time 9,259 shares were subject to repurchase and we exercised our right to repurchase all of these shares. On December 31, 2002, Mr. Boyce held 12,964 shares of our common stock pursuant to a restricted stock award. If declared by our Board, dividends will be paid on this restricted stock award. At December 31, 2002, the value of the restricted stock award was $64,171.80, based on the closing price per share of our common stock of $4.95 on that date.

(6)	Includes an option to purchase 25,000 shares of common stock that was cancelled.

(7)	Represents amount associated with vested portion of restricted stock.

Option Grants in 2002

The following table presents the grants of stock options under our 2000 Equity Incentive Plan (“Plan”).

Options granted under our Plan are either incentive stock options or nonqualified stock options and generally vest and become exercisable in monthly installments over a 24-month period from the date of grant, subject to acceleration in some instances upon changes in our control. In some cases, options were granted that vest and become exercisable with respect to 25% of the shares subject to the option on the first anniversary of the date of grant and with respect to an additional 2.083% of these shares each month thereafter, subject to acceleration in some instances upon certain changes in our control. Options expire ten years from the date of grant. Options were granted at an exercise price equal to the fair market value of our common stock, as determined by the Board on the date of grant. In 2002, we granted to our employees options to purchase an aggregate of 195,084 shares of common stock under our Plan and no shares of common stock outside of our Plan. During 2002, options to purchase 167,372 shares of common stock were returned to our Plan due to termination of employees prior to vesting.

In accordance with the rules of the Securities and Exchange Commission, the table sets forth the hypothetical gains or “option spreads” that would exist for the options at the end of their respective ten-year terms. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted to the end of the option term. The 5% and 10% assumed annual rates of stock price appreciation are required by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of future common stock prices. The potential realizable values at 5% and 10% appreciation are calculated by assuming that the estimated fair market value on the date of grant appreciates at the indicated rate for the entire term of the option and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price.

Option/SAR Grants in 2002

Name	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in 2002	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%	10%
Mark A. Jung	30,000	15.38%	$4.96	10/15/2012	$101,214	$261,253
James R. Tolonen	20,000	10.25	4.96	10/15/2012	64,539	164,837
Richard D. Boyce	3,000	1.54	4.96	10/15/2012	10,121	26,125
Kenneth H. Keller	15,000	7.69	4.96	10/15/2012	48,404	123,628

Aggregated Option Exercises in 2002 and FY-End Option Values at December 31, 2002

The following table presents the number of shares acquired and the value realized upon exercise of stock options for the year ended December 31, 2002 and the number of shares of common stock subject to “exercisable” and “unexercisable” stock options held as of December 31, 2002 by the Named Executive Officers. These options generally vest and become exercisable in monthly installments over a 24-month period from the date of grant, subject to acceleration in some instances upon changes in our control. In some cases, options were granted that vest and become exercisable with respect to 25% of the shares subject to the option on the first anniversary of the date of grant and with respect to an additional 2.083% of these shares each month thereafter, subject to acceleration in some instances upon certain changes in our control. In the cases of (i) a change of control of IGN and (ii) a related termination of the executive officer’s employment within 12 months of the change of control, 25% of the shares granted to the officer will accelerate and immediately become vested. In the table below, the heading “exercisable” refers either to shares that have vested or to shares as to which our right of repurchase has lapsed. The heading “unexercisable” refers to shares that have not vested or to shares that we still have the right to repurchase upon termination of the optionee’s employment. Also presented are values of  “in-the-money” options, which represent the positive difference between the exercise price of each outstanding stock option and the closing price of our common stock as reported on the NASDAQ SmallCap Market on December 31, 2002, the last day of trading for 2002, which was $4.95.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Year-End		Value of Unexercised In-the-Money Options at Year-End
			Exercisable	Unexercisable	Exercisable	Unexercisable
Mark A. Jung	—	$—	73,604	81,398	$144,991.44	$152,008.56
James R. Tolonen	—	—	71,180	—	131,998.68	—
Richard D. Boyce	3,992	23,992	35,500	2,250	74,903.40	—
Kenneth H. Keller	—	—	20,566	24,157	52,798.68	26,401.32

Director Compensation

Commencing on July 12, 2002, each non-employee director holding less than 10% of IGN’s outstanding stock is paid $1,000 per Board meeting and $500 per committee meeting as compensation for serving on the Board and committees, as applicable.

Under the 2000 Equity Incentive Plan, each director who is not our employee is automatically granted an option to purchase 1,112 shares of common stock under this plan when he or she first becomes a member of the Board of Directors. In fiscal year 2002, each director who was not our employee and who first became a member of the Board in 2002 was granted an option to purchase 3,000 shares of common stock under our 2000 Equity Incentive Plan, including the 1,112 shares automatically granted thereunder. Immediately following each annual meeting of our stockholders, each eligible director has and will automatically be granted an additional option to purchase 278 shares under this plan if the director has served continuously as a member of the Board for at least one year. The options will have ten-year terms and will terminate three months following the date the director ceases to be one of our directors or consultants, 12 months if the termination is due to death or disability, or one month if the termination is for cause. All options granted under our 2000 Equity Incentive Plan will vest and become exercisable in monthly installments over a 12-month period from the date of grant, subject to acceleration in some instances upon changes in our control or termination by us. The Board has appointed a special committee to review its director compensation policies and to recommend a revised compensation policy in order to incentivize and retain the members of the Board of Directors.

Compensation Committee Interlocks and Insider Participation

During 2002, the members of our compensation committee consisted of Michael Orsak and Christopher Anderson. Mr. Orsak resigned from the Board and the compensation committee as of January 31, 2003. No interlocking relationship exists between the Board or compensation committee and the board of directors or compensation committee of any other company, nor has an interlocking relationship existed in the past. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Board.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2002 with respect to compensation plans under which shares of IGN common stock may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders(1)(2)(3)	571,271		$10.95	244,062	(4)
Equity compensation plans not approved by security holders	31,946	(5)	168.30	—
Total	603,217			244,062

(1)	Excludes purchase rights accruing under the 2000 Employee Stock Purchase Plan.

(2)	IGN’s 2000 Equity Incentive Plan contains an evergreen provision which provides that each January 1, the aggregate number of shares reserved for issuance under the plan will increase automatically by a number of shares equal to 5% of the outstanding shares of common stock on December 31 of the preceding year.

(3)	IGN’s 2000 Employee Stock Purchase Plan contains an evergreen provision which provides that each January 1, the aggregate number of shares reserved for issuance under the plan will increase automatically by a number of shares equal to 1% of the outstanding shares of common stock on December 31 of the preceding year.

(4)	Includes 83,558 shares available for issuance under the 2000 Employee Stock Purchase Plan.

(5)	Represents options to purchase 22,223, 5,556 and 4,167 shares of our common stock issued to Mark Jung, James Tolonen and Ken Keller, respectively, prior to our initial public offering. These options are subject to the same terms as are non-qualified stock options issued under the 1999 Equity Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information with respect to the beneficial ownership of our common stock, as of April 15, 2003, by: (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock; (ii) each director and nominee; (iii) each Named Executive Officer set forth in the Summary Compensation Table above; and (iv) all directors and executive officers as a group. The address of each person or entity listed is in care of IGN Entertainment, Inc., 3240 Bayshore Boulevard, Brisbane, California, 94005.

The percentage of shares beneficially owned is based on 2,231,309 shares of common stock outstanding as of April 15, 2003. Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of common stock subject to options and warrants that are currently exercisable or exercisable within 60 days of April 15, 2003 are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Shares Issuable Under Options Exercisable Within 60 days	Percent of Class
Christopher Anderson (1) PO Box 620952 Woodside, CA 94062	832,968	210	37.3%
MicroCapital LLC(2) 410 Jessie Street, Suite 1002 San Francisco, CA 94103	417,930	76,715	18.1

Mark A. Jung (3)	279,461	114,290	11.9

James R. Tolonen (4)	59,890	1,000	2.7

Richard D. Boyce (5)	49,864	37,000	2.2

Kenneth H. Keller (6)	59,976	28,056	2.7

Robert H. Reid	10,794	2,460	*

Michael J. Shannahan	1,000	1,000	*

Greg Ballard	1,000	1,000	*

All 8 directors and executive officers as a group	1,294,953	185,016	53.6

*	Less than 1% of the outstanding shares of common stock.

(1)	Mr. Anderson has sole voting and dispositive power with respect to 832,758 shares of common stock. Mr. Anderson, one of our directors, ceased to serve as Chairman of the Board of Directors of Future Network, plc, the sole shareholder of Imagine Media, Inc. and therefore the shares listed opposite Mr. Anderson’s name do not include shares held by Imagine Media, Inc.

(2)	Based on a Schedule 13G filed with the SEC on March 27, 2003.

(3)	Includes 5,556 shares of common stock held by Mr. Jung as Trustee of the Mark Jung Annuity Trust and 556 shares of common stock held by the Jung-Murdock Children’s Trust U/A 11/23/93, Susan Murdock TTEE.

(4)	Includes 6,667 shares of common stock held by the James R. Tolonen and Ginger Tolonen Family Trust dated 9/26/96, Ginger and James Tolonen Trustees, and 1,667 shares of common stock held by the James R. Tolonen 1999 Grantor Retained Annuity, James R. Tolonen Trustee. Mr. Tolonen terminated his employment with IGN as of December 31, 2002, but continues to serve IGN as a director.

(5)	Mr. Boyce terminated his employment with IGN as of July 19, 2002 and was appointed to IGN’s Board of Directors upon such termination.

(6)	Includes 1,112 shares of common stock held by Shane M. Keller 1990 Trust, Kenneth Keller Trustee and 1,112 shares of common stock held by Samantha J. Keller 1991 Trust, Kenneth Keller Trustee.

Item 13.    Certain Relationships and Related Transactions

From January 1, 2002 to the present, there are no transactions or currently proposed transactions in which the amount involved exceeds $60,000 to which we or any of our subsidiaries was (or is to be) a party and in which any executive officer, director, 5% beneficial owner of our common stock or member of the immediate family of any of the foregoing persons had (or will have) a direct or indirect material interest, except for payments set forth under “Executive Compensation” above and the transactions described below.

Indebtedness of Management

Sale of Preferred Stock and Loan to Trusts Associated with James Tolonen.    In October 1999, we loaned an aggregate of $333,000 to the James R. Tolonen and Ginger Tolonen Family Trust dated 9/26/96 in connection with its purchase of 120,000 shares of our Series B-1 preferred stock at $4.22 per share. The loan was secured by a full recourse promissory note and a stock pledge agreement. The note accrued interest at a rate of 5.86% per year and has been paid in full. We forgave $269,904 ratably over the course of Mr. Tolonen’s employment as Chief Financial Officer. The largest aggregate amount of indebtedness under this loan during 2002 was $69,375. On March 20, 2003 Mr. Tolonen paid an aggregate of $69,375 to pay off this loan in full prior to the due date.

Employment Contracts with Management

If an officer is terminated within one year after we are acquired by another company, dissolve or liquidate, merge and are not the surviving or controlling company, sell or transfer substantially all the assets of IGN, or sell or transfer more than 50% of the shares of IGN; vesting of all such officers’ options shall accelerate by 25%; unless such acceleration is otherwise improved upon by a specific option or employment agreement.

IGN entered into a Non-Plan Stock Option Agreement with Mark Jung dated as of October 21, 2001 which provides that if Mr. Jung is terminated (or constructively terminated) after a change in control of IGN, all of Mr. Jung’s shares represented by the Non-Plan Stock Option Agreement will immediately accelerate and become vested. In addition, if Mr. Jung’s Non-Plan Stock Option Agreement is not assumed by the surviving entity following a change in control of IGN, all of Mr. Jung’s shares represented by the Non-Plan Stock Option Agreement will immediately accelerate and become vested. Mr. Jung’s Non-Plan Stock Option Agreement was approved by our stockholders in 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized

IGN ENTERTAINMENT, INC.

By:	/s/ MARK A. JUNG
Mark A. Jung Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Date:	April 30, 2003

CERTIFICATION

I, Mark Jung, certify that:

1.	I have reviewed this annual report on Form 10-K of IGN Entertainment, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by me within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date:    April 30, 2003

/s/ MARK A. JUNG
Mark A. Jung Chief Executive Officer Principal Executive Officer and Principal Financial Officer