Form 10-Q
period 2003-03-31
IGN ENTERTAINMENT INC
filed 2003-05-15
CIK 1101547

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended March 31, 2003

☐

Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______________ to ______________

Commission File Number 000-29121

IGN ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3316902 (I.R.S. Employer Identification No.)

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

The number of shares of the registrant’s common stock outstanding as of April 30, 2003 was 2,232,260.

Form 10-Q

IGN ENTERTAINMENT, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2003	December 31, 2002(1)

	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$3,500	$3,407
Accounts receivable, net	2,156	2,929
Prepaid expenses and other current assets	626	531

Total current assets	6,282	6,867
Restricted cash	794	781
Goodwill, net	1,949	1,949
Fixed assets, net	1,005	917
Other assets	84	84

Total assets	$10,114	$10,598

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,391	$1,067
Accrued liabilities and other	1,549	1,779
Deferred revenue	1,045	1,071
Current accrued restructuring charges	239	236

Total current liabilities	4,224	4,153
Accrued restructuring charges, less current portion	1,253	1,315
Deferred rent	347	399
Stockholders’ equity:
Common stock, $0.001 par value: 100,000,000 shared authorized, 2,231,309 and 2,182,911, shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	2	2
Treasury stock 270,501 at March 31, 2003 and December 31, 2002	(1,176)	(1,176)
Additional paid-in capital	152,207	152,156
Other stockholders’ equity	—	(70)
Accumulated deficit	(146,743)	(146,181)

Total stockholders’ equity	4,290	4,731

Total liabilities and stockholders’ equity	$10,114	$10,598

______________

(1)

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted principles for complete financial statements.

See notes to condensed financial statements

IGN ENTERTAINMENT, INC.
CONDENSED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,

	2003	2002

Revenue	$3,354	$2,321
Cost of revenue	277	402

Gross profit	3,077	1,919
Operating expenses:
Production and content	781	1,061
Engineering and development	642	1,303
Sales and marketing	1,637	1,363
General and administrative	584	555
Stock-based compensation (a)	—	41
Restructuring and asset impairment charges	—	5,032
Gain on sale of assets	—	(1,114)

Total operating expenses	3,644	8,241

Loss from operations	(567)	(6,322)
Interest income, net	5	29

Net loss	$(562)	$(6,293)

Basic and diluted net loss per share	$(0.26)	$(3.58)

Shares used in per share caclulation	2,191	1,760

(a) Stock-based compensation relates to the following:
Cost of revenue		$—
Production and content		6
Engineering and development		20
Sales and marketing		15
General and administrative		—

Total		$41

See notes to condensed financial statements

IGN ENTERTAINMENT, INC.
STATEMENT OF CASH FLOWS (unaudited)
(in thousands)

	Three Months Ended March 31,

	2003	2002

Cash flows from operations
Net (loss)	$(562)	$(6,293)
Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	175	899
Stock-based compensation	—	41
Non-cash restructuring and asset impairment charges	—	2,905
Gain on sale of assets	—	(1,114)
Other non-cash items, net	9	(72)
Changes in assets and liabilities:
Accounts receivable	764	494
Prepaid expenses and other assets	(95)	318
Accounts payable and accrued liabilities	94	(950)
Deferred revenue	(26)	196
Accrued restructuring	(59)	(10)
Deferred rent	(52)	57

Net cash provided by (used in) operating activities	248	(3,529)

Cash flows from investing activities
Establishment of facility letters of credit	(13)	(69)
Reduction in facility letters of credit	—	1,584
Purchases of fixed assets	(263)	(361)
Proceeds from sale of assets	—	1,000
Net refund on tenant improvements	—	335

Net cash (used in) provided by investing activities	(276)	2,489

Cash flows from financing activities
Officer loan repayment	70	—
Proceeds from other issuance of common stock to employees, net of repurchases	51	26
Repayment of equipment financing obligations	—	(1,613)
Purchase of stock for treasury	—	(4)

Net cash provided by (used in) financing activities	121	(1,591)

Net increase (decrease) in cash and cash equivalents	93	(2,631)
Cash and cash equivalents at beginning of period	3,407	8,285

Cash and cash equivalents at end of period	$3,500	$5,654

See notes to condensed financial statements

IGN ENTERTAINMENT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENT PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with our annual report on Form 10-K, as amended by Amendment No. 1 to Form 10-K for the year ended December 31, 2002. These financial statements include all normal recurring adjustments that we believe necessary for a fair presentation of the statements. Certain reclassifications, none of which affected net loss, have been made to the prior periods’ amounts in order to conform to the current period’s presentation.

Reference herein to “IGN” or the “Company” shall mean IGN Entertainment, Inc. The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2003.

Employee Stock Based Compensation

The Company accounts for employee stock based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Pro forma information presented below regarding net loss required under SFAS No. 123 “Accounting for Stock-Based Compensation”, has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The pro forma net loss per share below reflects both (i) the charge for stock included in the historical net loss and (ii) the expense allocation based on the SFAS No. 123 fair value approach. For the three months ended March 31, 2003, the fair value for the stock options was estimated at the date of each option grant using Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2%; dividend yields of zero; weighted-average expected lives of the options of 4.0 years; and volatility factors of 84%. No options were granted in the three months ended March 31, 2002.

The Company pro forma information is as follows (in thousands, except per share data):

	Three Months Ended March 31,

	2003	2002

Net loss, as reported	$(562)	$(6,293)
Deduct: stock based employee compensation expense, included in reported net loss	—	41
Add: stock based employee compensation expense determined under fair value method for all awards	(436)	(735)

Pro forma net loss	$(998)	$(6,987)

Basic and diluted loss per share:
As reported	$(0.26)	$(3.58)

Pro forma	$(0.46)	$(3.97)

IGN ENTERTAINMENT, INC.

Recent Accounting Pronouncements

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

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others.” FIN No. 45 clarifies the guarantor’s requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees and requires the guarantor to recognize at the inception of a guarantee in a liability for the fair value of the guarantee obligation. FIN No. 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The provisions for the initial recognition and measurement of guarantees are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. IGN has adopted the disclosure requirements for the financial statements included in this form 10-Q. The accounting profession and regulatory agencies continue to discuss various provisions of this pronouncement with the objective of providing additional guidance on its application. These discussions and the issuance of any new interpretations, once finalized, could lead to an unanticipated impact on the Company’s future financial results. Therefore, although IGN does not believe these provisions will have a material effect on the Company’s operating results or financial position, the Company will continue to evaluate any new authoritative guidance that is issued relating to FIN No. 45.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company has included its disclosure under SFAS 148 is included in Note 7. IGN has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (or APB 25), Accounting for Stock Issued to Employees, to account for employee stock options.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN No. 46 will have a material effect on operation results or financial condition.

IGN ENTERTAINMENT, INC.

2. THE COMPANY

IGN is an Internet media company that operates a network of web sites that comprise the Internet’s leading information and entertainment destination for teen and young adult gamers. The Company’s web sites are primarily focused on editorial content, products and services relating to computer and video gaming and other forms of video and audio entertainment. As an Internet media company, IGN’s revenue is derived principally from:

•

advertising, marketing and commerce programs sold to companies that wish to reach its audience for branding, education and sales of their products and services;

•

a subscription program, IGN Insider, whereby paid subscribers have access to premium content and services on the Company’s web sites; and

•

an online game store where members of the Company’s audience can purchase computer and video game related merchandise as well as DVDs.

The Company provides its business customers with various advertising and marketing solutions, targeted communications to its audience and contextual integration of their products and services into its content. IGN serves its audience by providing both free and subscription based editorial content, including previews and reviews of the latest video games and accessories; an online community forum including message boards, classifieds and interactive games; an online store with access to purchase third party merchandise and other related services.

IGN organizes its web sites around networks and channels that target different segments of the teen and young adult demographic. Currently, IGN’s networks are:

•

IGN Games, which contains separate channels for all the different gaming platforms, as well as separate channels for its online store, message boards, codes and guides; and

•

IGN Entertainment, which contains separate channels covering DVDs, male lifestyle, gear, movies, television, music, cars and science-fiction.

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

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Quarter Ended March 31,

	2003	2002

Net loss	$(562)	$(6,293)

Basic and diluted:
Weighted average shares of common stock outstanding	2,194	1,810
Less: weighted average shares subject to repurchase	(3)	(50)

Weighted average shares used in computing basic and diluted net loss per share	2,191	1,760

Basic and diluted net loss per share	$(0.26)	$(3.58)

IGN ENTERTAINMENT, INC.

4. RESTRUCTURING CHARGES

During 2001, the Board of Directors approved and the Company implemented a restructuring program driven by the decline in revenue from 2000 levels and correspondingly, the Company’s need to improve its cost structure by consolidating excess facilities, decreasing headcount and exiting its non-IGN.com networks. No restructuring charges were recorded in the first quarter of 2003. Components of and changes in accrued restructuring charges for the three months ended March 31, 2003 were as follows (in thousands):

	Lease	Severance	Total

Balance at December 31, 2002	$1,551	$—	$1,551
Provisions	—	—	—
Cash payments, net	(59)	—	(59)

Balance at March 31, 2003	$1,492	$—	$1,492

5. COMMITMENTS

IGN is under a lease commitment through February 2004 for its headquarters facility in Brisbane, California. The Company also leases sales and support offices in Los Angeles and New York with commitment dates through July 2003 and October 2004, respectively.

In addition to the facilities mentioned above, the Company is under lease commitments for excess facilities in Connecticut and New York through June 2005 and October 2010, respectively. These excess facilities have been accounted for under IGN’s current restructuring program. With respect to the Company’s excess New York facility, in July 2002 IGN entered into a sublease agreement with a term through July 2004 and two twelve-month options to renew thereafter. As of March 31, 2003, IGN is committed under irrevocable standby letters of credit totaling $794,000 as security deposits for its Brisbane and excess New York facilities. Irrevocable standby letters of credit are classified as restricted cash on the accompanying balance sheets at March 31, 2003 and December 31, 2002.

The following table summarizes IGN’s future minimum lease payments under all non-cancelable operating leases that expire at various times through 2010 and future sublease income under non-cancelable sublease as of March 31, 2003:

	Occupied Facilities	Excess Facilites	Total

Nine Months Ended December 31, 2003	$438	$532	$970
Years Ended December 31,
2004	154	711	865
2005	58	683	741
2006	—	688	688
2007	—	688	688
2008	—	688	688
Thereafter	—	1,261	1,261

	650	5,251	5,901
Less: future sublease income		(740)	(740)

Minimum lease payments	$650	$4,511	$5,161

IGN ENTERTAINMENT, INC.

6. SUBSEQUENT EVENT

On May 2, 2003, the Company and GHP Acquisition Corp. (“GHP”) entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, GHP will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a privately-held Company. At the effective time of the Merger, all outstanding shares of the Company’s common stock will be converted into the right to receive $12 per share in cash (without interest). Additionally, all options and warrants (other than options and warrants that are not automatically cancelable in connection with the Merger) to purchase Company common stock that are outstanding as of immediately prior to the Merger and whose exercise prices are less than $12 per share will be converted into the right to receive for each share of Company common stock subject to such options or warrants an amount in cash equal to the difference between $12 and the exercise price of such option (without interest and net of any per share tax withholding). The transaction will constitute a taxable purchase of the Company securities.

IGN ENTERTAINMENT, INC.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Form 10-Q that are not statements of historical facts are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on beliefs of management, as well as assumptions made by and information currently available to management. Such statements also are based on current expectations, estimates and projections, beliefs and assumptions about our industry. All statements, other than statements of historical fact, included in this Form 10-Q, regarding our strategy, future operations, financial position, estimated revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. Words such as “may,” “will,” “expects,” “plans,” “believes,” “continues” and “estimates” and variations of these words and similar expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are only predictions and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks, uncertainties and assumptions referred to above include our unproven business model, history of losses, prospects for obtaining additional financing and other risks that are described from time to time in our SEC reports, including but not limited to the items discussed in “Risk Factors” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 in this quarterly report on Form 10-Q.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Further, these forward-looking statements are made under the assumption that we will continue to operate as an independent public company through the period to which our forward-looking statements relate, despite the fact, as further described below, we are subject to a potential acquisition that would result in a change in our control and our becoming a privately-held company. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. IGN undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, or to explain why actual results differ. Readers should carefully review the risk factors described in this section below and any subsequently filed SEC reports.

As further described below, on May 2, 2003 we announced that we have entered into an agreement with GHP Acquisition Corp. that provides for a change in control of IGN, which would result in our becoming a privately-held company. This announcement, the agreement and other information related to this proposed acquisition are contained in a Form 8-K that was filed with the SEC on May 5, 2003. We expect to file a proxy statement regarding this proposed acquisition. We advise you to carefully read this proxy statement, when it becomes available, as it will contain important information regarding this proposed acquisition.

Overview

IGN’s business model, focus and sources of revenue have significantly changed since our inception. Our response to the difficult market conditions of 2001 was to focus on our core strengths and eliminate certain of our operations. Commencing in the fourth quarter of 2001, we focused our business on our IGN.com entertainment and gaming network and from the second quarter of 2002, all of our revenue has been derived from IGN-related advertising sales and subscriptions. We have diversified our revenue by adding new product lines, including a subscription-based access model and an online game store. We have significantly reduced operating costs, mainly by reducing headcount, renegotiating our facilities leases, decreasing marketing efforts and reducing the number of our affiliates. However, we still have not achieved profitability on an annual basis.

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

IGN ENTERTAINMENT, INC.

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

To supplement our financial statements presented in accordance with generally accepted accounting principles in the United States (“GAAP”), we use non-GAAP measures of operating results, net income and earnings per share, which are adjusted from results based on GAAP to exclude certain expenses. These non-GAAP adjustments are provided to enhance investors’ overall understanding of our current financial performance and our prospects for the future. In addition, since we have historically reported non-GAAP financial results to the investment community, we believe the inclusion of non-GAAP financial information provides consistency in our financial reporting. Further, these non-GAAP results are one of the primary indicators our management uses for planning and forecasting in future periods. Accordingly, we believe this information is useful for investors. The presentation of this additional information is not meant to be considered in isolation or as a substitute for results prepared in accordance with GAAP. We urge readers to review and consider carefully GAAP financial information contained within our SEC filings and in our earnings releases.

Recent Events

On May 2, 2003, we entered into a definitive Agreement and Plan of Merger with GHP Acquisition Corp. Pursuant to this agreement and subject to the terms and conditions set forth therein, GHP Acquisition Corp. will be merged with and into IGN, with IGN as the surviving entity. At the effective time of this merger, all outstanding shares of our common stock will be converted into the right to receive $12 per share in cash (without interest), and options and warrants (other than options and warrants that are not automatically cancelable in connection with this merger) to purchase our common stock that are outstanding as of immediately prior to this merger and whose exercise prices are less than $12 per share will be converted into the right to receive for each share of our common stock subject to such options or warrants an amount in cash equal to the difference between $12 and the exercise price of such option (net of any per share tax withholding). Options and warrants that are not automatically cancelable in connection with this merger, will be entitled to payment by the surviving entity of $12 in cash (without interest) for each share of our common stock subject to such options or warrants upon exercise thereof in accordance with their terms. All other IGN securities will be cancelled without payment in connection with the merger. If completed, this transaction would constitute a taxable purchase of IGN securities. This merger is subject to a number of closing conditions, including approval by a majority of our stockholders.

In connection with the execution of the merger agreement, Christopher Anderson, our Chairman and largest stockholder, and Mark Jung, our Chief Executive Officer and a member of our board of directors, entered into voting agreements pursuant to which they have agreed to vote in favor of the merger so long as the merger agreement is not terminated in accordance with its terms. As a result of this merger our common stock will no longer be publicly traded. Messrs. Anderson and Jung and Kenneth Keller, our Chief Technology Officer, will become stockholders of GHP prior to the merger and, in connection with the merger, will become stockholders of the company surviving the merger. Following the merger, Messrs. Anderson and Jung will become directors of the surviving entity and Messrs. Jung and Keller will continue as the Chief Executive Officer and Chief Technology Officer, respectively, of the surviving entity. We expect to file a proxy statement regarding this proposed acquisition. We advise you to carefully read this proxy statement, when it becomes available, as it will contain important information regarding this proposed acquisition.

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

IGN ENTERTAINMENT, INC.

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

IGN ENTERTAINMENT, INC.

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

Restructuring charges

As of March 31, 2003 we carried an accrual for the unpaid portion of restructuring charges we expensed in the third quarter of 2002 relative to our excess New York and Connecticut facilities. Significant factors used in calculating this accrual include estimates of sublease income, vacancy rates and brokerage costs. Changing economic conditions in future periods could lead management to revise its estimates, which could result in adjustments to our estimated obligations under these lease arrangements.

Results of Operations for the Three Months Ended March 31, 2003 and 2002

	Three Months Ended March 31,

	2003	2002

	(in thousands)
Revenue	$3,354	$2,321

Revenue was $3,354,000 and $2,321,000 for the three months ended March 31, 2003 and 2002, respectively, an increase of 45%. Our increased revenue is due to the combination of the general growth in gaming and consumer advertising spending and increased subscription revenue from a growing subscriber base. Subscription revenue grew as a percentage of total revenue to 17% from 13% for the three months ended March 31, 2003 and 2002, respectively.

We currently believe that full year 2003 revenues will increase over our full year 2002 revenues; however, given the current unpredictability in advertising spending and weakness in advertising demand and our subscriptions model is new and evolving, we can make no assurances that we will maintain 2002 levels or expected 2003 levels in future periods.

	Three Months Ended March 31,

	2003	2002

	(in thousands)
Cost of revenue	$277	$402

Percentage of revenue	8%	17%

Cost of revenue consists primarily of expenses related to hosting our web sites, costs of third-party fulfillment technologies, credit card processing fees and guaranteed payments or a portion of our revenue owed to affiliates for advertising and marketing placed on their web sites.

For the three months ended March 31, 2003 and 2002, cost of revenue was $277,000 and $402,000, respectively, which represents a decrease of 31%. Our decreased cost of revenue is primarily due to a reduction in the number of affiliates, lower hosting costs due to a more favorable hosting contract with our outside service provider and less reliance upon third-party content.

During the fourth quarter of 2000, in connection with our strategy to deemphasize our affiliate relationships and to manage our costs, we began to renegotiate, terminate or let expire many of our affiliate contracts and as of the second quarter of 2002, virtually all of these relationships had been

IGN ENTERTAINMENT, INC.

terminated. Affiliate costs were less than 1% of cost of revenue for the three months ended March 31, 2003 as compared to 14% in the prior year’s comparative period.

We currently believe that cost of revenue will increase slightly in absolute dollars for the full year 2003 as compared to 2002.

Operating Expenses

We categorize operating expenses into production and content, engineering and development, sales and marketing, general and administrative, stock-based compensation, restructuring and impairment charges and gain on sale of assets. Prior to 2002, we incurred expenses for amortization of goodwill; however, effective January 1, 2002, we adopted SFAS No. 142, which required the use of a nonamortization approach to account for purchased goodwill and certain intangibles. No goodwill amortization or impairment charges were recorded during the three months ended March 31, 2003 and 2002, respectively; however, future impairment reviews may result in periodic write-downs.

We currently believe that each of production and content, engineering and development, sales and marketing and general and administrative expenses will increase slightly for the full year 2003 as compared to 2002.

	Three Months Ended March 31,

	2003	2002

	(in thousands)
Production and content	$781	$1,061

Percentage of revenue	23%	46%

Production and content expenses consist primarily of personnel and related costs for editorial, artistic and production staff; payments to freelance writers and artists; telecommunications and computer related expenses for the creation of content for our web sites; and corporate overhead cost allocations. Production and content costs were $781,000 and $1,061,000 for the three months ended March 31, 2003 and 2002, respectively, which represents a decrease of 26%. The decrease was due primarily to the reduction of corporate overhead cost allocations and in particular rent expense, as we restructured and reduced our facilities.

	Three Months Ended March 31,

	2003	2002

	(in thousands)
Engineering and development	$643	$1,303

Percentage of revenue	19%	56%

Engineering and development expenses consist primarily of personnel and related costs; consultant and outside contractor costs; software and hardware maintenance; depreciation costs for our development and programming efforts, including internal information services costs; and corporate overhead cost allocations. To date, all engineering and development expenses have been expensed as incurred.

Engineering and development expenses were $643,000 and $1,303,000 for the three months ended March 31, 2003 and 2002, respectively, which represents a decrease of 51%. The decrease was due primarily to decreased depreciation expense as certain equipment became fully depreciated.

IGN ENTERTAINMENT, INC.

	Three Months Ended March 31,

	2003	2002

	(in thousands)
Sales and Marketing	$1,637	$1,363

Percentage of revenue	49%	59%

Sales and marketing expenses consist primarily of personnel and related costs for our direct sales force; product management and advertising operations support personnel; marketing staff; and corporate overhead cost allocations. In addition, these expenses include costs of tradeshows and promotional activities.

Sales and marketing expenses were $1,637,000 and $1,363,000 for the three months ended March 31, 2003 and 2002, respectively, which represents an increase of 20%. The increase was due primarily to an increase in sales and marketing compensation expense as we increased staff and incurred more commissions due to higher revenue levels.

	Three Months Ended March 31,

	2003	2002

	(in thousands)
General and administrative	$584	$555

Percentage of revenue	17%	24%

General and administrative expenses consist primarily of personnel and related costs for our corporate functions including accounting and finance, human resources, facilities and legal as well as corporate overhead cost allocations.

General and administrative expenses were $584,000 and $555,000 for the three months ended March 31, 2003 and 2002, respectively, which represents an increase of 5%. The slight increase was largely due an increase in bad debt provision as a function of our increased accounts receivable at March 31, 2003 as compared to March 31, 2002.

	Three Months Ended March 31,

	2003	2002

	(in thousands)
Stock-based compensation	$—	$41

Percentage of revenue	0%	2%

In the first quarter of 2002, we recorded stock-based compensation expense of $41,000 primarily due to employees who had certain portions of their stock option vesting accelerated as part of their termination packages. No stock-based compensation was recorded in the first quarter of 2003.

	Three Months Ended March 31,

	2003	2002

	(in thousands)
Restructuring and asset impairment charges	$—	$5,032

Percentage of revenue	0%	217%

During 2001, we implemented a restructuring program to enhance the focus and cost effectiveness of our business. As part of this program we restructured certain of our facility leases, exited our non-IGN.com networks and enacted reductions in force.

IGN ENTERTAINMENT, INC.

In the first quarter of 2002, we recorded restructuring charges of $4,959,000 for facility exit costs related to the restructuring of our Brisbane headquarters lease and $73,000 related to employee separation costs. No restructuring charges were recorded in the first quarter of 2003.

We believe that additional restructuring charges may be incurred in the future in connection with ongoing cost reduction efforts.

	Three Months Ended March 31,

	2003	2002

	(in thousands)
Gain on sale of assets	$—	$(1,114)

Percentage of revenue	0%	-48%

On January 16, 2002 we completed the sale of our HighSchoolAlumni network to Reunion.com, a private company, for approximately $1,000,000 in cash. The gain on sale of assets represents cash received, plus the deferred revenue balance on the date of sale related to the unrecognized portion of subscription money received from our HighSchoolAlumni subscription program, less the net unamortized value of our 1999 acquisition of Ameritrack. No gain on sale of assets was recorded in the first quarter of 2003.

	Three Months Ended March 31,

	2003	2002

	(in thousands)
Interest and other income (expense), net	5	29

Percentage of revenue	0%	1%

Interest and other income, net was $5,000 and $29,000 for the three months ended March 31, 2003 and 2002, respectively, which represents a decrease of 83%. This decrease was due primarily to our decreasing cash and cash equivalent position as a result of our operating losses; including restructuring charges.

Liquidity and Capital Resources

	Three Months Ended March 31,

	2003	2002

Cash provided by (used in) operating activities	248	(3,529)
Cash (used in) provided by investing activities	(276)	2,489
Cash provided by (used in) financing activities	121	(1,591)

Cash provided by operating activities totaled $248,000 during the three months ended March 31, 2003 compared to a cash usage of $3,529,000 in the comparative 2002 period. This improvement resulted from the decrease in operating expenses, increased revenue and the resulting decrease in net loss for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Working capital at March 31, 2003 was $2,058,000. Cash and cash equivalents at March 31, 2003 was $3,500,000.

Net cash used in investment activities for the three months ended March 31, 2003 was $276,000 due primarily to the purchase of fixed assets. Net cash provided by investing activities for the three months ended March 31, 2002 of $2,489,000 was due primarily to a reduction of our facility letters of $1,584,000 and proceeds of $1,000,000 from the sale of our HighSchoolAlumni web site.

IGN ENTERTAINMENT, INC.

Net cash provided from financing activities for the three months ended March 31, 2003 was $121,000 consisting of $70,000 from the repayment of a loan to an officer and $51,000 of proceeds from issuance of common stock to employees. Net cash used in financing activities for the three months ended March 31, 2002 of $1,591,000 was due primarily to the pay off of our remaining equipment lease obligation of $1,613,000.

In December 2000, the Board of Directors authorized a stock repurchase program under which IGN is authorized to repurchase up to 277,778 shares of our common stock in the open market for cash. From the inception of this program through March 31, 2003, IGN repurchased 270,501 shares at an average purchase price of $4.35 per share; 1,190 of these shares were repurchased in the first quarter of 2002 with no shares repurchased since.

As of March 31, 2003, we had $794,000 remaining in letters of credit as security deposits associated with our headquarters facility in Brisbane, California and our excess New York facility. This amount represents a decrease from our original letters of credit for these facilities of $5,111,000. During 2001, letters of credit of $2,815,000 were released in connection with the return of two of our Brisbane buildings to our landlord. In the first quarter of 2002, $1,584,000 was forfeited to our landlord and $69,000 of new letters of credit were established under the terms of our March 2002 facility lease restructuring. In the first quarter of 2003, we increased our letters of credit by $13,000 in association with our January 2003 Brisbane facility lease amendment. Our letter of credit security deposits as of March 31, 2003 and December 31, 2002 have been classified as restricted cash on the accompanying condensed balance sheets. These letters of credit expire at various times through 2010.

In addition to our headquarters facility in Brisbane, California, we currently lease sales and support offices in Los Angeles and New York. In addition to our currently occupied facilities, we are under lease commitments for excess facilities in New York and Connecticut through October 2010 and June 2005, respectively. These excess facilities have been accounted for under our current restructuring program. With respect to our excess New York facility, in July 2002 we entered into a sublease agreement with a term through July 2004 and two twelve month options to renew thereafter.

The following table details our current lease commitments under non-cancelable operating leases that expire at various times through 2010 and future sublease income under non-cancelable sublease as of March 31, 2003:

	Occupied Facilities	Excess Facilites	Total

Nine Months Ended December 31, 2003	$438	$532	$970
Year Ended December 31,
2004	154	711	865
2005	58	683	741
2006	—	688	688
2007	—	688	688
2008	—	688	688
Thereafter	—	1,261	1,261

	650	5,251	5,901
Less: future sublease income		(740)	(740)

Minimum lease payments	$650	$4,511	$5,161

Since March 31, 2003, we have incurred significant expenses in connection with the negotiation and execution of the Agreement and Plan of Merger described under “Recent Events” above. We expect that we will incur additional expenses in connection with the transactions contemplated by this agreement. In addition, if either party terminates this agreement, under certain circumstances further described in this agreement and under our risk factor captioned “IGN’s agreement to merge with GHP Acquisition Corp. may result in a large break-up fee payment to GHP Acquisition Corp. under certain circumstances,” we may be required to pay GHP Acquisition Corp. a fee of $1,200,000, plus its reasonable expenses incurred in connection with these transactions.

Our capital requirements depend on numerous factors, including market acceptance of our products and services, the resources we allocate to developing our networks, our marketing and selling capabilities and maintenance of our brands. Since our inception we experienced substantial expenditures as we grew our operations and personnel. Although we have significantly reduced our costs beginning in the second quarter of 2000, we have never achieved positive cash flows from operations on an annual basis.

IGN ENTERTAINMENT, INC.

We believe that our available cash, cash equivalents and short-term investments and cash flows from operations will be sufficient to meet our anticipated needs for working capital and capital expenditures at least until the end of our fiscal year 2003. To meet our longer term liquidity needs, we may need to raise additional funds, establish additional credit facilities, seek other financing arrangements or further reduce costs and expenses. Additional funding may not be available on favorable terms, on a timely basis or at all. See our risk factor entitled “We have negative cash flow and may not have sufficient cash to continue operations or, even if we can continue operations, to effectively manage our working capital requirements and fund our operations for the period required to achieve profitability” as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this report.

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

IGN faces numerous additional risks in connection with its proposed merger with GHP Acquisition Corp., which may adversely affect our business whether or not the merger is completed, and the merger may not be completed on a timely basis or at all.

Uncertainty surrounding our proposed merger with GHP Acquisition Corp., or GHP, may have an adverse effect on employee morale and retention, and result in the diversion of management attention and resources.  Completion of the merger is subject to numerous risks and uncertainties.  IGN may be unable to obtain stockholder approval required to complete the proposed merger in a timely manner, or at all.  If the merger is not completed, the price of our common stock may decline, particularly to the extent that the current market price of our common stock reflects a market assumption that the merger will be completed. In addition, our business may be harmed to the extent that our customers believe that we cannot effectively operate our business without the merger or there is customer and employee uncertainty surrounding the future direction of IGN.  We also will be required to pay significant costs incurred in connection with the merger, including legal, accounting and financial advisory fees, whether or not the merger is completed. We expect to file a proxy statement regarding this proposed merger.  In this document, we will describe the foregoing risks in greater detail.   We advise you to carefully read this proxy statement, when it becomes available, as it will contain important information regarding this proposed merger.

IGN ENTERTAINMENT, INC.

We have a history of negative cash flow and may not have sufficient cash to continue operations or, even if we can continue operations, to effectively manage our working capital requirements and fund our operations for the period required to achieve profitability.

We do not know with certainty whether our cash reserves and any cash flows from operations or financing will be sufficient to fund our operations beyond 2003. The report of our independent auditor, Ernst & Young LLP, on our 2002 financial statements contained on our Form 10-K for the year ended December 31, 2002 contains an explanatory paragraph describing conditions that raise substantial doubt about our ability to continue as a going concern. We have limited cash and credit available, and may be unable to raise additional financing or establish additional lines of credit to meet our anticipated and unanticipated working capital requirements. In the event we raise capital via equity financing, our existing stockholders could experience significant dilution. If adequate funds are not available to satisfy either short- or long-term capital requirements, we might be required to significantly limit our operations or delay or abandon some of our planned future expenditures, any of which actions could harm our business. Our future capital requirements depend upon many factors, including:

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

IGN’s agreement to merge with GHP Acquisition Corp. may result in a large break-up fee payment to GHP Acquisition Corp. under certain circumstances.

If we are required to pay a break-up fee under the terms of the agreement relating to the merger, our ability to operate our business would be significantly and adversely affected. As of March 31, 2003, our working capital and cash and cash equivalents were $2,058,000 and $3,500,000, respectively. Under the terms of the agreement, we may be required to pay a $1,200,000 “break-up fee,” and to reimburse GHP for its reasonable out-of-pocket costs and expenses related to the merger. Among other circumstances, if (i) our board fails to recommend or withdraws its recommendation to the stockholders to vote to approve the proposed merger, (ii) our stockholders do not vote to approve the merger following a change in our board's recommendation that is adverse to GHP, or (iii) the agreement is terminated for various reasons, including as a result of our incurable breach of a representation or warranty under the agreement, following our receipt of another offer to buy IGN, and we enter into an agreement relating to a change in control of IGN during the twelve-month period following this termination, IGN is required to pay GHP $1,200,000 and reimburse its reasonable out-of-pocket costs and related expenses, including legal and accountant fees. In addition, under this agreement, we would be required to reimburse GHP's reasonable out-of-pocket costs and related expenses, including legal and accountant fees, if this agreement is terminated because our stockholders do not approve the proposed merger or we incurably breach a representation, warranty or covenant under this agreement. If we are required to pay these fees, it might harm our ability to continue as a going concern.

IGN ENTERTAINMENT, INC.

We have not achieved profitability and anticipate continued losses.

From our inception though the middle of 2000, we devoted substantially all our resources to rapidly develop our business. Beginning in the later half of 2000, in response to weakening market conditions, we began to decrease expenses and restructure our business and have incurred substantial charges relating to facility exit costs, goodwill impairment and employee severance. Despite our restructuring and expense management efforts, we have never been profitable on an annual basis and do not anticipate profitability for at least another year. Further, in the future we may increase our operating expenses to develop and upgrade our technology, develop additional subscription offerings, buyout or restructure some or all of our long-term facility leases, develop additional networks, expand our sales and marketing operations, and purchase equipment and leasehold improvements to support our operations and network infrastructure. We also may incur costs relating to the acquisition of technologies and content. Yet, whether or not we increase expenditures, we still may not generate sufficient revenue to attain profitability for any sustained period. Even if we do achieve profitability, we might not be able to sustain profitability on a quarterly or annual basis in the future.

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

Additionally, we earn revenue from corporate marketing partnerships through which we provide customers with various commerce and content initiatives. These partnerships are usually under contract with terms longer than six months but have termination rights at various points during their respective terms. Our customers can and do decrease their spending levels and/or cancel these agreements on relatively short notice without penalty. We cannot assure you that these customers will continue to do business with us. The termination of any of these longer-term agreements, if not replaced with new customers and/or contracts, would cause our revenue to decline.

IGN ENTERTAINMENT, INC.

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

Our subscription model is new and evolving and only in its second year of operation. Under this program, we offer premium content and services to customers on a subscription fee basis. Some of our competitors offer content and services similar to ours at no charge to users. If our users are unwilling to pay or if competing subscription programs better meet user expectations, our traffic and subscription revenue would decline.

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

We believe that broader recognition and a favorable user perception of our IGN brand and web sites are essential to our future success. As we significantly decreased marketing related expenditures beginning 2001 through date, we are reliant mainly upon word of mouth for proliferation of our brand awareness. If our brand awareness is not promoted through word of mouth, or if current or future marketing efforts are not accepted by our audience, our user base and revenue would decline.

Our quarterly revenue and operating results may fluctuate in future periods and we may fail to meet expectations, which may reduce the trading price of our common stock.

We cannot forecast our revenue and operating results with precision, particularly because we are in the early stages of operating our new business model; we are dependent upon general activity in the video game industry and development schedules for such video game platform or software products are frequently unreliable; our current products and services are relatively new and evolving; and our liquidity prospects are uncertain. In particular, advertising revenue is greatly subject to fluctuation as companies tend to advertise more in typically strong consumer spending periods, which are dependent upon overall economic conditions. Additionally, fluctuations occur as customer product releases and associated advertising tends to increase around holiday or tradeshow periods and declines in periods of weaker

IGN ENTERTAINMENT, INC.

demand. Further, the U.S. economy is much weaker now than when we started our business, and reductions of marketing and advertising budgets or delays in spending of budgeted resources could continue to have a negative impact on our advertising revenue. This weakness has and could continue to have serious consequences for our business and operating results and, even if these conditions improve, we cannot assure you that marketing budgets and advertising spending will increase from current levels. If revenue in a particular period does not meet expectations, it is unlikely that we will be able to adjust our level of expenditures significantly for the same period. If our operating results fail to meet expectations, the trading price of our common stock would decline.

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

The market for Internet advertising and services is highly competitive, and we expect that competition will continue to intensify. Negative competitive developments could have a material effect on our business. Many of our current competitors, including CNET, Yahoo!, AOL, eUniverse, UGO Networks, as well as a number of potential new competitors, compete vigorously in this market. Further, many of our target and current customers own or have interests in certain of our competitors, which creates a competitive disadvantage and makes us susceptible to significant pricing pressures. In addition to having greater traffic and financial backing, many of our competitors have significantly greater editorial, technical, marketing, sales and other resources than we do. Our competitors may develop content and service offerings that are superior to ours or achieve greater market acceptance than ours or may combine or be purchased by advertisers to achieve market dominance. We must continue to attract and retain users to compete successfully for advertising revenue. If we fail to attract and retain more users, our market share, brand acceptance and revenue would decline.

IGN ENTERTAINMENT, INC.

Our failure to manage our restructuring could result in our inability to effectively operate our new business.

We have significantly reduced our operations and anticipate that further change will be required to address potential market problems and opportunities. If we fail to manage this change, we will be unable to effectively operate our business. From a peak of approximately 380 full-time employees in March 2000, we have reduced our workforce, through attrition and lay offs, to approximately 90 full-time employees as of March 31, 2003. Further, we virtually eliminated all relationships with affiliated web sites, introduced a pay-for-access subscription model and opened an online store. These significant changes have placed, and we expect them to continue to place, a strain on our management, operational and financial resources. In particular, the reduction in workforce could have negative consequences on our ability to sell advertising, produce content and to attract new users, or to maintain our web site’s availability and performance.

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

IGN ENTERTAINMENT, INC.

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

IGN ENTERTAINMENT, INC.

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

IGN ENTERTAINMENT, INC.

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

Information displayed on and communication through our and affiliated web sites could expose us to significant liability and expense.

We face possible liability for defamation, negligence, copyright, patent or trademark infringement and other claims, such as product or service liability, based on the nature and content of the materials published on or downloaded from our and affiliated web sites. These types of claims have been brought, sometimes successfully, against Internet companies and print publications in the past, and the potential liability associated with these claims is significant. We could also be subjected to claims based upon the online content that is accessible from our web sites through links to other web sites or through content and materials that may be posted in chat rooms or bulletin boards. We do not verify the accuracy of the information supplied by third-party content providers, including freelance writers and affiliates. We also offer email services which may subject us to potential risks, such as liabilities or claims resulting from unsolicited email, lost or misdirected messages, illegal or fraudulent use of email or interruptions or delays in email service. The law in these areas is unclear. Accordingly, we are unable to predict the potential extent of our liability. Our insurance may not cover potential claims of this type and our defense of any such actions could be costly and involve significant distraction of our management and other resources.

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

In addition, the nature of some of the selling stockholders named in the Form S-3 could be perceived negatively by other investors or potential investors and could cause our stock price to decline. Chris Anderson, our chairman and a beneficial owner of more than 30% of our outstanding common stock and Mark Jung, our chief executive officer, offer a substantial majority of all the shares covered by the Form S-3. Other investors or potential investors could interpret this participation to indicate, for example,

IGN ENTERTAINMENT, INC.

that these selling stockholders lack confidence in IGN. This and any other negative interpretations arising from the participation of these selling stockholders in the Form S-3, could cause our stock price to decline.

Our officers and directors and their affiliates exercise significant control over us, which could disadvantage other stockholders.

Our executive officers and directors and their affiliates together owned approximately 50% of our outstanding common stock as of April 15, 2003. Christopher Anderson, the chairman of our board of directors, owned approximately 37% of our outstanding common stock alone. As a result, these stockholders exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of control could disadvantage other stockholders with interests different from those of our officers, directors and their affiliates. For example, stockholders who are officers and directors could delay or prevent someone from acquiring or merging with us even if the transaction would benefit other stockholders.

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

We cannot assure you that we will be able to meet or maintain all of the requirements for continued listing on the NASDAQ SmallCap Market in the future. For example, we must attract a new independent member to our Board of Directors and our Audit Committee in the near future to comply with current listing requirements. Additional requirements that we must meet to remain listed on the NASDAQ SmallCap Market include (i) maintaining a minimum bid price of $1.00 per share, and (ii) having either (a) stockholders’ equity of $2,500,000, (b) a market capitalization of $35,000,000, or (c) net income from continuing operations (in the latest fiscal year or in two of the last three fiscal years) of $500,000. Currently, we satisfy these selected quantitative requirements (i) and (ii). Given our market capitalization is currently less than $35,000,000 and our net income from operations (in the latest fiscal year or in two of the last three fiscal years) was less than $500,000, it is reasonably possible that our stockholders’ equity, which was $4,290,000 as of March 31, 2003, could decline below $2,500,000 in future periods and that such decline could jeopardize our continued listing on the NASDAQ SmallCap Market. If we do not meet NASDAQ listing requirements, we expect that our common stock would be traded on the NASD Over-The-Counter Bulletin Board. If our common stock were to be delisted from the NASDAQ SmallCap Market, the liquidity of your investment would be diminished and the volatility of the trading price of our common stock would increase. Further, our stock could then potentially be subject to what are known as the “penny stock” rules, which place additional requirements on broker-dealers who sell or make a market in such securities. Consequently, if we were removed from the NASDAQ SmallCap Market, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline. As a result, your ability to resell your shares of our common stock could be harmed.

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

We had no foreign currency hedging or other derivative financial instruments as of March 31, 2003.

Item 4 - Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (who is both our principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on this review of our disclosure controls and procedures, the chief executive officer (who is both our principal executive officer and principal financial officer), has concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of our chief executive officer’s (who is both our principal executive officer and principal financial officer) evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

IGN ENTERTAINMENT, INC.

Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

Not applicable

Item 2 - Changes in Securities and Use of Proceeds

Not applicable

Item 3 - Defaults Upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter of 2003.

Item 5 - Other Information

Not applicable

Item 6 - Exhibits and Reports on Form 8-K

(a)

Exhibits

Exhibit Number	Description

10.01	Fifth Amendment to Brisbane Technology Park Lease dated November 29, 1999, between Registrant and GAL-Brisbane, L.P. Dated November 25, 2002

99.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

______

*

As contemplated by SEC Release No. 33-8212, this exhibit is furnished with this Quarterly Report on Form 10-Q and is not deemed filed with the Securities and Exchange Commission and is not incorporated by reference in any filing of IGN Entertainment, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(b)

Reports on Form 8-K

A Current Report on Form 8-K dated February 5, 2003 was filed by the registrant on February 6, 2003 to report under Item 5: Other Events that the Registrant announced its financial results for the quarter and year ended December 31, 2002, and under Item 7: Financial Statements and Exhibits the filing of a press release exhibit.

IGN ENTERTAINMENT, INC.

A Current Report on Form 8-K dated May 2, 2003 was filed by the registrant on May 5, 2003 to report under Item 5: Other Events that the Registrant had entered into a definitive agreement and plan of merger with GHP Acquisition Corp., and under Item 7: Financial Statements and Exhibits the filing as exhibits the agreement and plan of merger, voting agreement between GHP Acquisition Corp. and Chris Anderson, voting agreement between GHP Acquisition Corp. and Mark Jung and a press release.

IGN ENTERTAINMENT, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGN ENTERTAINMENT, INC.
Date: May 15, 2003	By:	/s/ MARK A. JUNG

Mark A. Jung Chief Executive Officer and Director (principal executive officer and principal financial officer)

IGN ENTERTAINMENT, INC.

CERTIFICATION

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

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

6.

I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ MARK A. JUNG

Mark A. Jung Chief Executive Officer (principal executive officer and principal financial officer)

IGN ENTERTAINMENT, INC.
Quarterly Report on Form 10-Q
Index to Exhibits

Exhibit Number	Description

10.01	Fifth Amendment to Brisbane Technology Park Lease dated November 29, 1999, between Registrant and GAL-Brisbane, L.P. Dated November 25, 2002.

99.01	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*

As contemplated by SEC Release No. 33-8212, this exhibit is furnished with this Quarterly Report on Form 10-Q and is not deemed filed with the Securities and Exchange Commission and is not incorporated by reference in any filing of IGN Entertainment, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.