Form 10-Q
period 2003-06-30
IGN ENTERTAINMENT INC
filed 2003-08-13
CIK 1101547

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2003

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

The number of shares of the registrant’s common stock outstanding as of July 31, 2003 was 2,292,971.

[LOGO]

Form 10-Q

IGN ENTERTAINMENT, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2003	December 31, 2002(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,404	$3,407
Accounts receivable, net	2,332	2,929
Prepaid expenses and other current assets	481	531

Total current assets	5,217	6,867
Restricted cash	794	781
Goodwill, net	1,949	1,949
Fixed assets, net	1,083	917
Other assets	91	84

Total assets	$9,134	$10,598

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,137	$1,067
Accrued liabilities and other	1,389	1,779
Deferred revenue	1,269	1,071
Current accrued restructuring charges	243	236

Total current liabilities	4,038	4,153
Accrued restructuring charges, less current portion	1,191	1,315
Deferred rent	310	399
Stockholders’ equity:
Common stock, $0.001 par value: 100,000,000 shared authorized, 2,285,170 and 2,182,191 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	2	2
Treasury stock 270,501 at June 30, 2003 and December 31, 2002, respectively	(1,176)	(1,176)
Additional paid-in capital	152,395	152,156
Other stockholders’ equity	—	(70)
Accumulated deficit	(147,626)	(146,181)

Total stockholders’ equity	3,595	4,731

Total liabilities and stockholders’ equity	$9,134	$10,598

(1)	The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted principles for complete financial statements.

See notes to condensed financial statements

IGN ENTERTAINMENT, INC.

CONDENSED STATEMENTS OF OPERATIONS (unaudited)

(in thousand, except per share data)

	Three Months Ending June 30,		Six Months Ending June 30,
	2003	2002	2003	2002
Revenue	$3,679	$2,563	$7,033	$4,884
Cost of revenue	411	372	688	774

Gross profit	3,268	2,191	6,345	4,110
Operating expenses:
Production and content	880	889	1,661	1,950
Engineering and development	628	725	1,270	2,028
Sales and marketing	1,785	1,294	3,422	2,656
General and administrative	480	625	1,064	1,180
Stock-based compensation (a)	—	—	—	41
Restructuring and impairment charges	—	—	—	5,032
Gain on sale of assets	—	—	—	(1,114)
Merger transaction costs	384	—	384	—

Total operating expenses	4,157	3,533	7,801	11,773

Loss from operations	(889)	(1,342)	(1,456)	(7,663)
Interest income, net	6	25	11	53

Net loss	$(883)	$(1,317)	$(1,445)	$(7,610)

Basic and diluted net loss per share	$(0.39)	$(0.71)	$(0.65)	$(4.22)

Shares used in per share calculation	2,260	1,849	2,227	1,803

(a) Stock-based compensation relates to the following:
Cost of revenue				$—
Production and content				6
Engineering and development				20
Sales and marketing				15
General and administrative				—

Total				$41

See notes to condensed financial statements

IGN ENTERTAINMENT, INC.

STATEMENT OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operations
Net loss	$(1,445)	$(7,610)
Reconciliation to net cash used in operations:
Depreciation and amortization	381	1,242
Stock-based compensation	—	41
Non-cash restructuring and asset impairment charges	—	2,905
Gain on sale of assets	—	(1,114)
Other non-cash items, net	9	(21)
Changes in assets and liabilities:
Accounts receivable	588	165
Prepaid expenses and other assets	43	32
Accounts payable and accrued liabilities	(320)	(945)
Deferred revenue	198	(7)
Accrued restructuring	(117)	(47)
Deferred rent	(89)	88

Net cash used in operating activities	(752)	(5,271)

Cash flows from investing activities
Establishment of facility letter of credits	(13)	(69)
Reduction in facility letters of credit	—	1,584
Purchases of fixed assets	(547)	(395)
Proceeds from sale of assets	—	1,000
Net refund on tenant improvements	—	335

Net cash provided by (used in) investing activities	(560)	2,455

Cash flows from financing activities
Officer loan repayment	70	—
Proceeds from issuance of common stock, net of issuance costs	—	1,823
Proceeds from employee stock purchase plan, stock options and warrants, net of repurchases	239	127
Repayment of equipment financing obligations	—	(1,613)
Purchase of stock for treasury	—	(4)

Net cash provided by financing activities	309	333

Net decrease in cash and cash equivalents	(1,003)	(2,483)
Cash and cash equivalents at beginning of period	3,407	8,285

Cash and cash equivalents at end of period	$2,404	$5,802

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

Reference herein to “IGN” or the “Company” shall mean IGN Entertainment, Inc. The results of operations for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2003.

Going-Private Merger Transaction

On May 2, 2003, the Company and GHP Acquisition Corp. (“GHP”) entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, GHP will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a privately-held company that will cease to be a SEC registrant and will no longer be subject to public reporting requirements. At the effective time of the Merger, which is expected to be on or about August 29, 2003, if IGN’s stockholders approve the Merger at the special meeting of stockholders to be held on August 28, 2003 and all other conditions to the Merger have been satisfied, all outstanding shares of the Company’s common stock will be converted into the right to receive $12 per share in cash (without interest). Additionally, all options and warrants (other than options and warrants that are not automatically cancelable in connection with the Merger) to purchase Company common stock that are outstanding as of immediately prior to the Merger and whose exercise prices are less than $12 per share will be converted into the right to receive for each share of Company common stock subject to such options or warrants an amount in cash equal to the difference between $12 and the exercise price of such option (without interest and net of any per share tax withholding). The transaction will constitute a taxable purchase of the Company securities.

Notwithstanding the foregoing, if any of the conditions to the Merger (other than stockholder approval) have not been satisfied as of the date of IGN’s special meeting of stockholders, the effective time of the Merger could be delayed. Therefore, no assurance can be given as to when or if the Merger will occur. Among other conditions, the Merger is subject to approval of the Company’s stockholders; a vote of these stockholders is expected to take place on August 28, 2003 at the special meeting of stockholders for which the Company filed a definitive proxy statement and transaction schedule on Schedule 13E-3 with the SEC on August 6, 2003.

Costs related to the merger transaction have been expensed as incurred.

Employee Stock Based Compensation

The Company accounts for employee stock based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related pro forma information presented below regarding net loss required under SFAS No. 123 “Accounting for Stock-Based Compensation”, has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The pro forma net loss per share below reflects both (i) the

IGN ENTERTAINMENT, INC.

charge for stock included in the historical net loss and (ii) the expense allocation based on the SFAS No. 123 fair value approach. For the three and six months ended June 30, 2003, the fair value for the stock options was estimated at the date of each option grant using Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2%; dividend yields of zero; weighted-average expected lives of the options of 4.0 years; and volatility factors of 94% and 88%, respectively. For the three and six months ended June 30, 2002, the fair value for the stock options was estimated at the date of each option grant using Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2%; dividend yields of zero; weighted-average expected lives of the options of 4.0 years; and volatility factors of 1.03% and 1.28%, respectively.

The Company pro forma information is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(883)	$(1,317)	$(1,445)	$(7,610)
Deduct: stock based employee compensation expense, included in reported net loss	—	—	—	41
Add: stock based employee compensation expense determined under fair value method for all awards	(449)	(672)	(893)	(1,407)

Pro forma net loss	$(1,332)	$(1,989)	$(2,338)	$(8,976)

Basic and diluted loss per share:
As reported	$(0.39)	$(0.71)	$(0.65)	$(4.22)

Pro forma	$(0.59)	$(1.08)	$(1.05)	$(4.98)

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 will be effective for financial statements issued for fiscal years beginning after December 31, 2002, with earlier application encouraged. Management has elected early adoption of the standard which has not had a material effect on operations.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor’s Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others. FIN No. 45 clarifies the guarantor’s requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees and requires the guarantor to recognize at the inception of a guarantee in a liability for the fair value of the guarantee obligation. FIN No. 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The provisions for the initial recognition and measurement of guarantees are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. IGN adopted the disclosure requirements in its Form 10-Q for the quarter ended March 31, 2003. The accounting profession and regulatory agencies continue to discuss various provisions of this pronouncement with the objective of providing additional guidance on its application. These discussions and the issuance of any new interpretations, once finalized, could lead to an unanticipated impact on the Company’s future financial results. Therefore, although IGN does not believe these provisions will have a

IGN ENTERTAINMENT, INC.

material effect on the Company’s operating results or financial position, the Company will continue to evaluate any new authoritative guidance that is issued relating to FIN No. 45.

In November 2002, the EITF reached a consensus on Issue No. 00-21 Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”). EITF No. 00-21 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF No. 00-21 is effective for fiscal years beginning after June 15, 2003. The Company does not expect the adoption of EITF No. 00-21 to have a material impact on its financial position and results of operations.

In January 2003, the FASB issued Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN No. 46 will have a material effect on operation results or financial condition.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 was adopted in the quarter ended June 30, 2003 and did not have a material impact on the financial position or results of the Company’s operations.

2. THE COMPANY

IGN is an Internet media company that operates a network of web sites that comprise the Internet’s leading information and entertainment destination for teen and young adult gamers. The Company’s web sites are primarily focused on editorial content, products and services relating to computer and video gaming and other forms of video and audio entertainment. As an Internet media company, IGN’s revenue is derived principally from:

•	advertising, marketing and commerce programs sold to companies that wish to reach its audience for branding, education and sales of their products and services;

•	subscription programs, IGN Insider and IGN Downloads, whereby paid subscribers have access to premium content and services on the Company’s web sites; and

•	an online game store where members of the Company’s audience can purchase computer and video game related merchandise as well as DVDs.

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

IGN ENTERTAINMENT, INC.

IGN organizes its web sites around networks and channels that target different segments of the teen and young adult demographic. Currently, IGN’s networks are:

•	IGN Games, which contains separate channels for all the different gaming platforms, as well as separate channels for its online store, message boards, codes and guides; and

•	IGN Entertainment, which contains separate channels covering DVDs, male lifestyle, gear, movies, television, music, cars and science-fiction.

3. NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(883)	$(1,317)	$(1,445)	$(7,610)

Basic and diluted:
Weighted average shares of common stock outstanding	2,263	1,886	2,229	1,848
Less: weighted average shares subject to repurchase	(3)	(37)	(2)	(45)

Weighted average shares used in computing basic and diluted net loss per share	2,260	1,849	2,227	1,803

Basic and diluted net loss per share	$(0.39)	$(0.71)	$(0.65)	$(4.22)

The following table sets forth the weighted average potential shares of common stock that are not included in the basic and diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Weighted average effect of anti-dilutive securities:
Employee stock options (using the treasury stock method)	240	269	226	268

4. RESTRUCTURING CHARGES

During 2001, the Board of Directors approved and the Company implemented a restructuring program driven by the decline in revenue from 2000 levels and correspondingly, the Company’s need to improve its cost structure by consolidating excess facilities, decreasing headcount and exiting its non-IGN.com networks.

Under this program, the Company recorded restructuring charges of $7,356,000 for the year ended December 31, 2002, which consisted of $7,283,000 in facility-related charges and $73,000 in severance-related charges. For the year ended December 31, 2001, the Company recorded restructuring charges of $4,171,000, which

IGN ENTERTAINMENT, INC.

consisted of $1,771,000 in facility-related charges, $728,000 in severance-related charges and $1,672,000 in other asset impairment charges.

For the six months ended June 30, 2003, accrued restructuring charges pertained only to lease obligations; the rollforward of accrued restructuring activity during this period is as follows (in thousands):

Balance at December 31, 2002	$1,551
Cash payments, net	(117)

Balance at June 30, 2003	$1,434

5. COMMITMENTS

IGN is under a lease commitment through February 2004 for its headquarters facility in Brisbane, California. The Company also leases sales and support offices in Los Angeles and New York with commitment dates through May 2005 and October 2004, respectively.

In addition to the facilities mentioned above, the Company is under lease commitments for excess facilities in Connecticut and New York through June 2005 and October 2010, respectively. These excess facilities have been accounted for under IGN’s current restructuring program. With respect to the Company’s excess New York facility, in July 2002 IGN entered into a sublease agreement with a term through July 2004 and two twelve-month sublease options to renew thereafter. As of June 30, 2003, IGN is committed under irrevocable standby letters of credit totaling $794,000 as security deposits for its Brisbane and excess New York facilities. Irrevocable standby letters of credit are classified as restricted cash on the accompanying balance sheets at June 30, 2003 and December 31, 2002.

The following table summarizes IGN’s future minimum lease payments under all non-cancelable operating leases that expire at various times through 2010 and future sublease income under non-cancelable sublease as of June 30, 2003 (in thousands):

	Occupied Facilities	Excess Facilities	Total
Six Months Ended December 31, 2003	$303	$355	$658
Years Ended December 31,
2004	202	711	913
2005	78	683	761
2006	—	688	688
2007	—	688	688
2008	—	688	688
Thereafter	—	1,261	1,261

	583	5,074	5,657
Less: future sublease income		(604)	(604)

Minimum lease payments	$583	$4,470	$5,053

IGN ENTERTAINMENT, INC.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Form 10-Q that are not statements of historical facts are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on beliefs of management, as well as assumptions made by and information currently available to management. Such statements also are based on current expectations, estimates and projections, beliefs and assumptions about our industry. All statements, other than statements of historical fact, included in this Form 10-Q, regarding our strategy, future operations, financial position, estimated revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. Words such as “may,” “will,” “expects,” “believes” and “continues” and variations of these words and similar expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are only predictions and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. The risks, uncertainties and assumptions referred to above include our unproven business model, history of losses, prospects for obtaining additional financing and other risks that are described from time to time in our SEC reports, including but not limited to the items discussed in “Risk Factors” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 in this quarterly report on Form 10-Q.

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

As further described below, on May 2, 2003 we announced that we have entered into an agreement with GHP Acquisition Corp. that provides for a change in control of IGN, which would result in our becoming a privately-held company. Information related to this proposed acquisition is contained in a definitive proxy statement on Schedule 14A and transaction statement on Schedule 13E-3, each filed with the SEC on August 6, 2003. We advise you to carefully read this definitive proxy statement because it contains important information regarding this proposed acquisition.

Overview

IGN’s business model, focus and sources of revenue have significantly changed since our inception. Our response to the difficult market conditions of 2001 was to focus on our core strengths and eliminate certain of our operations. Commencing in the fourth quarter of 2001, we focused our business on our IGN.com entertainment and gaming network and from the second quarter of 2002, virtually all of our revenue has been derived from IGN-related advertising sales and subscriptions. We have diversified our revenue by adding new product lines, including subscription-based access models and an online game store. We have significantly reduced operating costs, mainly by reducing headcount, renegotiating our facilities leases, decreasing marketing efforts and reducing the number of our affiliates. However, we still have not achieved profitability on an annual basis.

Our operating activities to date have been focused on enhancing the quality of our content and services; expanding our audience and the usage of our services; establishing relationships with users and the companies who want to reach this large web-centric audience; building sales momentum and marketing

IGN ENTERTAINMENT, INC.

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

On May 2, 2003, we entered into a definitive Agreement and Plan of Merger with GHP Acquisition Corp. Pursuant to this agreement and subject to the terms and conditions set forth therein, GHP Acquisition Corp. will be merged with and into IGN, with IGN surviving this merger. Information related to this proposed acquisition is contained in a definitive proxy statement on Schedule 14A and transaction statement on Schedule 13E-3, each filed with the SEC on August 6, 2003. We advise you to carefully read this Schedule 14A and Schedule 13E-3 because it contains important information regarding this proposed acquisition.

We expect this proposed acquisition to be completed on or about August 29, 2003, if our stockholders approve the merger at the special meeting of our stockholders to be held on August 28, 2003 and all other conditions to its completion have been satisfied. Since Christopher Anderson, our Chairman and largest stockholder, and Mark Jung, our Chief Executive Officer and a member of our board of directors, collectively own over 43% of our outstanding common stock and have agreed to vote their shares in favor of the merger, stockholder approval will be assured if an additional 7% of the total number of shares of our common stock outstanding vote in favor of the merger (including Kenneth Keller our Vice President of Engineering, a person who is interested in the acquisition, and an owner of approximately 1.6% of the total number of shares our common stock outstanding). Notwithstanding the foregoing, if any of the other conditions to the proposed merger have not been satisfied as of the date of our special meeting of stockholders, the completion of the merger could be delayed. Therefore, we cannot assure you as to when or if the merger will occur. If the proposed merger is completed, our common stock will no longer be publicly traded.

IGN ENTERTAINMENT, INC.

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

When we determine that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Significant judgment is involved in both the estimation of future cash flows, as well as the discount rate used in the analysis.

IGN ENTERTAINMENT, INC.

Restructuring charges

As of June 30, 2003 we carried an accrual for the unpaid portion of restructuring charges we expensed in the third quarter of 2002 relative to our excess New York and Connecticut facilities. Significant factors used in calculating this accrual include estimates of sublease income, vacancy rates and brokerage costs. Changing economic conditions in future periods could lead management to revise its estimates, which could result in adjustments to our estimated obligations under these lease arrangements.

Results of operations for the three and six months ended June 30, 2003 and 2002

	Three Months Ending June 30,		Six Months Ending June 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Revenue	$3,679	$2,563	$7,033	$4,884

Revenue was $3,679,000 and $2,563,000 for the three months ended June 30, 2003 and 2002, respectively. This increase in revenue was primarily attributable to an increase of $857,000 in advertising and marketing revenues, resulting from increased product demand, and to growth of $243,000 in IGN Insider subscription revenues due to a larger subscriber base. In addition, our revenue for the three months ended June 30, 2003 included $16,000 in e-commerce revenues from our online store, which we introduced in July 2002.

Revenue was $7,033,000 and $4,884,000 for the six months ended June 30, 2003 and 2002, respectively. This increase in revenue was primarily attributable to an increase of $1,570,000 in advertising and marketing revenues, resulting from increased product demand, and to growth of $535,000 in IGN Insider subscription revenues due to a larger subscriber base. In addition, our revenue for the six months ended June 30, 2003 included $44,000 in e-commerce revenues from our online store.

We currently believe that full year 2003 revenues will increase over our full year 2002 revenues.

	Three Months Ending June 30,		Six Months Ending June 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Cost of revenue	$411	$372	$688	$774

Percentage of revenue	11%	15%	10%	16%

Cost of revenue consists primarily of expenses related to bandwidth costs for hosting our web sites, costs of third-party fulfillment technologies, credit card processing fees and guaranteed payments or a portion of our revenue owed to affiliates for advertising and marketing placed on their web sites.

For the three months ended June 30, 2003 and 2002, cost of revenue was $411,000 and $372,000, respectively. This increase in absolute dollars was primarily due to increased bandwidth costs of $25,000 as a result of movie downloads we offered to IGN Insiders during the quarter.

For the six months ended June 30, 2003 and 2002, cost of revenue was $688,000 and $774,000, respectively. This decline was primarily attributable to a $97,000 decrease in bandwidth costs due to a more favorable hosting contract with our outside service provider, which was partially offset by an increase of $25,000 in these costs due to movie downloads we offered to IGN Insiders during this period, a $47,000 decrease in cost associated with our affiliates, which was partially offset by a $25,000 increase in credit card processing fees due to increased subscription revenues.

IGN ENTERTAINMENT, INC.

During the fourth quarter of 2000, in connection with our strategy to deemphasize our affiliate relationships and to manage our costs, we began to renegotiate, terminate or let expire many of our affiliate contracts and as of the second quarter of 2002, virtually all of these relationships had been terminated. Accordingly, costs from these affiliate relationships had no meaningful effect on our cost of revenue for the periods presented.

Operating expenses

We categorize operating expenses into production and content, engineering and development, sales and marketing, general and administrative, stock-based compensation, restructuring and impairment charges and gain on sale of assets. Prior to 2002, we incurred expenses for amortization of goodwill; however, effective January 1, 2002, we adopted SFAS No. 142, which required the use of a nonamortization approach to account for purchased goodwill and certain intangibles. No goodwill amortization or impairment charges were recorded during the three and six months ended June 30, 2003 and 2002, respectively; however, future impairment reviews may result in periodic write-downs.

Although we are endeavoring to control our operating expenses and have reduced many of our expenses from 2002 to 2003, we currently believe that each of production and content, engineering and development, sales and marketing and general and administrative expenses will increase slightly for the full year 2003 as compared to 2002, primarily due to our expectation that we will need to add headcount across all areas related to our expected increase in revenues.

	Three Months Ending June 30,		Six Months Ending June 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Production and content	$880	$889	$1,661	$1,950

Percentage of revenue	24%	35%	24%	40%

Production and content expenses consist primarily of personnel and related costs for editorial, artistic and production staff; payments to freelance writers and artists; telecommunications and computer related expenses for the creation of content for our web sites; and corporate overhead cost allocations.

Production and content costs for the three months ended June 30, 2003 and 2002 were relatively consistent at $880,000 and $889,000, respectively, primarily due to consistent staffing levels.

Production and content costs were $1,661,000 and $1,950,000 for the six months ended June 30, 2003 and 2002, respectively, which represents a decrease of 15%. The decrease was due primarily to the reduction of corporate overhead cost allocations, and in particular rent expense, as we restructured and reduced our facilities in the first quarter of 2002.

	Three Months Ending June 30,		Six Months Ending June 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Engineering and development	$628	$725	$1,270	$2,028

Percentage of revenue	17%	28%	18%	42%

Engineering and development expenses consist primarily of personnel and related costs; consultant and outside contractor costs; software and hardware maintenance; depreciation costs for our development and programming efforts, including internal information services costs; and corporate overhead cost allocations. To date, all engineering and development expenses have been expensed as incurred.

IGN ENTERTAINMENT, INC.

Engineering and development expenses were $628,000 and $725,000 for the three months ended June 30, 2003 and 2002, respectively. The decrease in absolute dollars was due primarily to decreased depreciation expense as certain equipment became fully depreciated.

Engineering and development expenses were $1,270,000 and $2,028,000 for the six months ended June 30, 2003 and 2002, respectively. The decrease in absolute dollars was due primarily to decreased depreciation expense as certain equipment became fully depreciated.

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Sales and marketing	$1,785	$1,294	$3,422	$2,656

Percentage of revenue	49%	50%	49%	54%

Sales and marketing expenses consist primarily of personnel and related costs for our direct sales force; product management and advertising operations support personnel; marketing staff; and corporate overhead cost allocations. In addition, these expenses include costs of tradeshows and promotional activities.

Sales and marketing expenses were $1,785,000 and $1,294,000 for the three months ended June 30, 2003 and 2002, respectively. The increase in absolute dollars was due primarily to an increase in sales and marketing compensation expense as we increased staff and incurred more commissions due to our higher revenue levels in the current period as compared to the prior period.

Sales and marketing expenses were $3,422,000 and $2,656,000 for the six months ended June 30, 2003 and 2002, respectively. The increase in absolute dollars was due primarily to an increase in sales and marketing compensation expense as we increased staff and incurred more commissions due to our higher revenue levels in the current period as compared to the prior period.

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
General and administrative	$480	$625	$1,064	$1,180

Percentage of revenue	13%	24%	15%	24%

General and administrative expenses consist primarily of personnel and related costs for our corporate functions including accounting and finance, human resources, facilities and legal as well as corporate overhead cost allocations.

General and administrative expenses were $480,000 and $625,000 for the three months ended June 30, 2003 and 2002, respectively, and $1,064,000 and $1,180,000 for the six months ended June 30, 2003 and 2002, respectively. These decreases were primarily due to the deferral of our 2003 annual stockholders meeting and related costs to periods later in 2003, in the event the merger with GHP Acquisition Corp. is not completed. In addition, salary expenses decreased due to decreased headcount, including an executive officer who was not replaced.

IGN ENTERTAINMENT, INC.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Merger transaction costs	$384	$—	$384	$—

Percentage of revenue	10%	0%	5%	0%

On May 2, 2003, we entered into a definitive Agreement and Plan of Merger with GHP Acquisition Corp. We expect this proposed acquisition to be completed on or about August 29, 2003, if our stockholders approve the merger at the special meeting of our stockholders to be held on August 28, 2003 and all other conditions to its completion have been satisfied. Costs associated with this transaction have been expensed as incurred and through June 30, 2003 consist primarily of $270,000 in legal fees and $110,000 in financial advisory fees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Interest and other income (expense), net	$6	$25	$11	$53

Percentage of revenue	0%	1%	0%	1%

Interest and other income, net was $6,000 and $25,000 for the three months ended June 30, 2003 and 2002, respectively. This decrease was due primarily to our decreasing cash and cash equivalent position as a result of our operating losses.

Interest and other income, net was $11,000 and $53,000 for the six months ended June 30, 2003 and 2002, respectively. This decrease was due primarily to our decreasing cash and cash equivalent position as a result of our operating losses.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2003	2002
	(in thousands)
Cash used in operating activities	$(752)	$(5,271)
Cash (used in) provided by investing activities	(560)	2,455
Cash provided by financing activities	309	333

Cash used in operating activities totaled $752,000 during the six months ended June 30, 2003 compared to a cash usage of $5,271,000 in the comparative 2002 period. This improvement was primarily the result of a decrease in operating expenses, increased revenue and the resulting decrease in net loss for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Working capital at June 30, 2003 was $1,179,000. Cash and cash equivalents at June 30, 2003 was $2,404,000.

Net cash used in investing activities for the six months ended June 30, 2003 was $560,000 due primarily to the purchase of fixed assets. Net cash provided by investing activities for the six months ended June 30, 2002 of $2,455,000 was due primarily to a reduction of our facility letters of credit of $1,584,000 and proceeds of $1,000,000 from the sale of our HighSchoolAlumni web site in January 2002.

Net cash provided from financing activities for the six months ended June 30, 2003 was $309,000 consisting of $70,000 from the repayment of a loan to an officer and $239,000 of proceeds from issuance of common stock to employees and warrant holders. Net cash provided by financing activities for the six months ended June 30, 2002 of $333,000 was due to proceeds of $2,000,000 less $232,000 in cash-based

IGN ENTERTAINMENT, INC.

issuance costs related to our June 20, 2002, private placement in which we issued and sold to institutional investors 285,715 shares of common stock at a price of $7.00 per share and warrants to purchase up to 85,715 shares of common stock with an exercise price of $9.00 per share. Partially offsetting these proceeds, in January 2002, we paid off the remaining $1,613,000 balance on our equipment lease obligations.

In December 2000, our board of directors authorized a stock repurchase program under which we are authorized to repurchase up to 277,778 shares of our common stock in the open market for cash. From the inception of this program through June 30, 2003, we repurchased 270,501 shares at an average purchase price of $4.35 per share; 1,190 of these shares were repurchased in the first quarter of 2002 with no shares repurchased since.

As of June 30, 2003, we had $794,000 remaining in letters of credit as security deposits associated with our headquarters facility in Brisbane, California and our excess New York facility. This amount represents a decrease from our original letters of credit for these facilities of $5,111,000. During 2001, letters of credit of $2,815,000 were released in connection with the return of two of our Brisbane buildings to our landlord. In the first quarter of 2002, $1,584,000 was forfeited to our landlord and $69,000 of new letters of credit were established under the terms of our March 2002 facility lease restructuring. In the first quarter of 2003, we increased our letters of credit by $13,000 in association with our January 2003 Brisbane facility lease amendment. Our letter of credit security deposits as of June 30, 2003 and December 31, 2002 have been classified as restricted cash on the accompanying condensed balance sheets. These letters of credit expire at various times through 2010.

In addition to our headquarters facility in Brisbane, California, we currently lease sales and support offices in Los Angeles and New York. In addition to our currently occupied facilities, we are under lease commitments for excess facilities in New York and Connecticut through October 2010 and June 2005, respectively. These excess facilities have been accounted for under our current restructuring program. With respect to our excess New York facility, in July 2002 we entered into a sublease agreement with a term through July 2004 and two twelve month sublease options to renew thereafter.

The following table details our current lease commitments under non-cancelable operating leases that expire at various times through 2010 and future sublease income under non-cancelable sublease as of June 30, 2003 (in thousands):

	Occupied	Excess
	Facilities	Facilites	Total
Six Months Ended December 31, 2003	$303	$355	$658
Years Ended December 31,
2004	202	711	913
2005	78	683	761
2006	—	688	688
2007	—	688	688
2008	—	688	688
Thereafter	—	1,261	1,261

	583	5,074	5,657
Less: future sublease income		(604)	(604)

Minimum lease payments	$583	$4,470	$5,053

Through June 2003, we have incurred $384,000 of expenses in connection with the negotiation and execution of the going-private transaction merger agreement. We expect that we will incur additional expenses in connection with the transactions contemplated by this agreement. In addition, if either party terminates this agreement, under certain circumstances further described in this agreement and under our risk factor on page 21 captioned “IGN’s agreement to merge with GHP Acquisition Corp. may result in a

IGN ENTERTAINMENT, INC.

large break-up fee payment to GHP Acquisition Corp. under certain circumstances,” we may be required to pay GHP Acquisition Corp. a fee of $1,200,000, plus its reasonable expenses incurred in connection with these transactions.

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

The report of our independent auditor, Ernst & Young LLP, on our 2002 financial statements contains an explanatory paragraph describing conditions that raise substantial doubt about our ability to continue as a going concern. However, we believe that our available cash, cash equivalents and short-term investments and cash flows from operations will be sufficient to meet our anticipated needs for working capital and capital expenditures at least until the end of our fiscal year 2003. To meet our longer term liquidity needs, we may need to raise additional funds, establish additional credit facilities, seek other financing arrangements or further reduce costs and expenses. Additional funding may not be available on favorable terms, on a timely basis or at all. See our risk factor entitled “We have negative cash flow and may not have sufficient cash to continue operations or, even if we can continue operations, to effectively manage our working capital requirements and fund our operations for the period required to achieve profitability” as set forth below.

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

Our prospects and the merits of investing in our stock will be difficult for you to evaluate because we have restructured our business and implemented a new and unproven business model in 2002. As of the first quarter of 2002, we have sold or ceased operating all our destination web sites except our IGN network, and now focus our content and services almost exclusively on the interactive entertainment market, with a particular emphasis on video game-related information. If our business model proves to be unsuccessful, the trading price of our stock will fall and our business may fail. Accordingly, our prospects and the merits of investing in our stock must be considered in light of the risks, expenses and difficulties encountered by Internet-related companies who have restructured their business and adopted relatively new business models. To effectively execute our current business model, we expect that in the future we will need to increase revenues, raise additional funds, establish additional credit facilities, seek other financing arrangements or further reduce costs and expenses. We may not increase revenues significantly in the future or additional funding may not be available on favorable terms, on a timely basis or at all.

We face risks in connection with our proposed merger with GHP Acquisition Corp., which may adversely affect our business whether or not the merger is completed, and the merger may not be completed on a timely basis or at all.

Uncertainty surrounding our proposed merger with GHP Acquisition Corp., or GHP, may have an adverse effect on employee morale and retention, and result in the diversion of management attention and resources. Completion of the merger is subject to numerous risks and uncertainties. IGN may be unable to obtain stockholder approval required to complete the proposed merger in a timely manner, or at all. If the merger is not completed, the price of our common stock may decline, particularly to the extent that the current market price of our common stock reflects a market assumption that the merger will be completed. In addition, our business may be harmed to the extent that our customers believe that we cannot effectively operate our business without the merger or there is customer and employee uncertainty surrounding the future direction of IGN. We also will be required to pay significant costs incurred in connection with the merger, including legal, accounting and financial advisory fees, whether or not the merger is completed. We encourage you to carefully read the definitive proxy statement and transaction schedule on 13E-3 we filed with the SEC on August 6, 2003, because it contains important information regarding this proposed merger.

We have a history of negative cash flow and may not have sufficient cash to continue operations or, even if we can continue operations, to effectively manage our working capital requirements and fund our operations for the period required to achieve profitability.

We do not know with certainty whether our cash reserves and any cash flows from operations or financing will be sufficient to fund our operations beyond 2003. The report of our independent auditor, Ernst & Young LLP, on our 2002 financial statements contained on our Form 10-K for the year ended December 31, 2002 contains an explanatory paragraph describing conditions that raise substantial doubt

IGN ENTERTAINMENT, INC.

about our ability to continue as a going concern. We have limited cash and credit available, and may be unable to raise additional financing on favorable terms or establish additional lines of credit to meet our anticipated and unanticipated working capital requirements. In the event we raise capital via equity financing, our existing stockholders could experience significant dilution. If adequate funds are not available to satisfy either short- or long-term capital requirements, we might be required to significantly limit our operations or delay or abandon some of our planned future expenditures, any of which actions could harm our business. Our future capital requirements depend upon many factors, including:

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

IGN’s agreement to merge with GHP Acquisition Corp. may result in large break-up fee payments to GHP Acquisition Corp. under certain circumstances

If we are required to pay break-up fees under the terms of the agreement relating to the Merger, our ability to operate our business would be significantly and adversely affected. As of June 30, 2003, our working capital and cash and cash equivalents were $1,179,000 and $2,404,000, respectively. Under the terms of the agreement, we may be required to pay a $1,200,000 “break-up fee,” and to reimburse GHP Acquisition Corp. for its reasonable out-of-pocket costs and expenses related to the merger. Among other circumstances, if (i) our board fails to recommend or withdraws its recommendation to the stockholders to vote to approve the proposed merger, (ii) our stockholders do not vote to approve the merger following a change in our board’s recommendation that is adverse to GHP Acquisition Corp., or (iii) the agreement is terminated for various reasons, including as a result of our incurable breach of a representation or warranty under the agreement, following our receipt of another offer to buy IGN, and we enter into an agreement relating to a change in control of IGN during the twelve-month period following this termination, IGN is required to pay GHP Acquisition Corp. $1,200,000 and reimburse its reasonable out-of-pocket costs and related expenses, including legal and accountant fees. In addition, under this agreement, we would be required to reimburse GHP Acquisition Corp.’s reasonable out-of-pocket costs and related expenses, including legal and accountant fees, if this agreement is terminated because our stockholders do not approve the proposed merger, we incurably breach a representation, warranty or covenant under this agreement. If we are required to pay these fees, it might harm our ability to continue as a going concern.

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

IGN ENTERTAINMENT, INC.

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

IGN ENTERTAINMENT, INC.

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

IGN ENTERTAINMENT, INC.

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

IGN ENTERTAINMENT, INC.

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

Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock. Issuance of the preferred stock would make it more difficult for a third party to acquire a majority of our outstanding voting stock, even if doing so would be beneficial to our stockholders. Without any further vote or action on the part of the stockholders, our board of directors has the authority to determine the price, rights, preferences, privileges and restrictions of the preferred stock. This preferred stock, if issued, might have conversion rights and other preferences that work to the disadvantage of the holders of common stock.

IGN ENTERTAINMENT, INC.

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

IGN ENTERTAINMENT, INC.

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

IGN ENTERTAINMENT, INC.

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

IGN ENTERTAINMENT, INC.

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

Our executive officers and directors and their affiliates together owned approximately 50% of our outstanding common stock as of June 30, 2003. Christopher Anderson, the chairman of our board of directors, owned approximately 37% of our outstanding common stock alone. As a result, these stockholders exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of control could disadvantage other stockholders with interests different from those of our officers, directors and their affiliates. For example, stockholders who are officers and directors could delay or prevent someone from acquiring or merging with us even if the transaction would benefit other stockholders.

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

We cannot assure you that we will be able to meet or maintain all of the requirements for continued listing on the NASDAQ SmallCap Market in the future. Additional requirements that we must meet to remain listed on the NASDAQ SmallCap Market include (i) maintaining a minimum bid price of $1.00 per share, and (ii) having either (a) stockholders’ equity of $2.5 million, (b) a market capitalization of $35 million, or (c) net income from continuing operations (in the latest fiscal year or in two of the last three fiscal years) of $500,000. Currently, we satisfy these selected quantitative requirements (i) and (ii). Given our market capitalization is currently less than $35 million and our net income from operations (in the latest fiscal year or in two of the last three fiscal years) was less than $500,000, it is reasonably possible that our stockholders’ equity, which was $3,595,000 as of June 30, 2003, could decline below $2.5 million in future periods and that such decline could jeopardize our continued listing on the NASDAQ SmallCap Market. If we do not meet NASDAQ listing requirements, we expect that our common stock would be traded on the NASD Over-The-Counter Bulletin Board. If our common stock were to be delisted from the NASDAQ SmallCap Market, the liquidity of your investment would be diminished and the volatility of the trading price of our common stock would increase. Further, our stock could then potentially be subject to what are known as the “penny stock” rules, which place additional requirements on broker-dealers who sell or make a market in such securities. Consequently, if we were removed from the NASDAQ SmallCap Market, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline. As a result, your ability to resell your shares of our common stock could be harmed.

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

We had no foreign currency hedging or other derivative financial instruments as of June 30, 2003.

Item 4—Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Form 10-Q, our principal executive officer and principal financial officer have concluded that as of the date of the date of this evaluation our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. During the period covered by this report, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

IGN ENTERTAINMENT, INC.

Part II—OTHER INFORMATION

Item 1—Legal Proceedings

Not applicable

Item 2—Changes in Securities and Use of Proceeds

Not applicable

Item 3—Defaults Upon Senior Securities

Not applicable

Item 4—Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first six months of 2003.

Item 5—Other Information

Not applicable

Item 6—Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
31.01	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

IGN ENTERTAINMENT, INC.

(b) Reports on Form 8-K

On May 1, 2003, we filed a report on Form 8-K dated April 25, 2003 to report under Item 12: Results of Operations and Financial Condition our preliminary quarterly earnings release, and related financial and operating information, and Item 7: Financial Statements and Exhibits with respect to an earnings release exhibit.

On May 5, 2003, we filed a report on Form 8-K dated May 1, 2003 to report under Item 5: Other Events financial information for the three month ended March 31, 2003 and to report under Item 12: Results of Operations and Financial Condition our quarterly earnings release and investor conference call, and related financial and operating information, and Item 7: Financial Statements and Exhibits with respect to earnings release and conference call transcript exhibits.

On May 5, 2003, we filed a report on Form 8-K dated May 2, 2003 to report under Item 5: Other Events that we had entered into a definitive agreement to be acquired by GHP Acquisition Corp., and information related to this acquisition, and under Item 7: Financial Statements and Exhibits with respect to this definitive agreement, voting agreements related thereto and press release exhibits.

IGN ENTERTAINMENT, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGN ENTERTAINMENT, INC.

Date: August 13, 2003	By:	/s/ MARK A. JUNG
Mark A. Jung Chief Executive Officer and Director (principal executive officer)

Date: August 13, 2003	By:	/s/ SEAN C. DEORSEY
Sean C. Deorsey Director of Finance and Administration/ Corporate Controller (principal financial officer)

IGN ENTERTAINMENT, INC.

Quarterly Report on Form 10-Q

Index to Exhibits

Exhibit Number	Description
31.01	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.